Form 10-Q
period 1996-03-31
PRISM SOLUTIONS INC
filed 1996-05-14
CIK 1008129

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------
                                    FORM 10-Q
                                  ------------

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---      Exchange Act of  1934


For the quarterly period ended March 31, 1996.

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
- ---      Exchange Act of 1934

For the transition period from ______________ to ______________

COMMISSION FILE NUMBER:   0-27774

                              PRISM SOLUTIONS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                            77-0282704
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)

                                1000 HAMLIN COURT
                               SUNNYVALE, CA 94089
          (Address of principal executive offices, including zip code)

                         TELEPHONE NUMBER (408) 752-1888
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            Yes ___                                   No    X

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         As of May 7, 1996, there were 13,218,626 shares of the Registrant's Common Stock outstanding.



================================================================================

                              PRISM SOLUTIONS, INC.
                                   FORM 10-Q
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                 PAGE NO.
                                                                                                 --------

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets
                     December 31, 1995 and March 31, 1996 . . . . . . . . . . . . . . . . . .       3

                  Consolidated Statements of Operations
                     Three months ended March 31, 1995 and March 31, 1996 . . . . . . . . . .       4

                  Condensed Consolidated Statements of Cash Flows
                     Three months ended March 31, 1995 and 1996 . . . . . . . . . . . . . . .       5

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .       6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .       7

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . .      13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .       14

                  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

                  INDEX TO EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PRISM SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        DECEMBER 31,    MARCH 31,
                                                            1995          1996
                                                            ----          ----
ASSETS                                                    (AUDITED)     (UNAUDITED)

Current assets:
     Cash and cash equivalents                            $  1,861      $ 33,481
     Short-term investments                                     --         2,994
     Accounts receivable, net                                6,813         6,880
     Other receivables                                          23            25
     Prepaid expenses and other current assets                 369           732
                                                          --------      --------
           Total current assets                              9,066        44,112
Property and equipment, net                                  1,298         1,368
Deposits                                                       129           129
                                                          --------      --------
           Total assets                                   $ 10,493      $ 45,609
                                                          ========      ========

LIABILITIES
Current liabilities:

     Current portion of long-term debt                    $    432  $         --
     Accounts payable                                          632           669
     Accounts payable to related party                          94            60
     Accrued payroll and related                             1,306         1,573
     Deferred revenue                                        4,775         4,311
     Other accrued liabilities                                 923         1,392
                                                          --------      --------
           Total current liabilities                         8,162         8,005
Long-term debt, less current portion                           271            --
Other liabilities                                                6            21
                                                          --------      --------
           Total liabilities                                 8,439         8,026
                                                          --------      --------

STOCKHOLDERS EQUITY

Convertible preferred stock                                      8            --
Common stock                                                     3        13,229
Additional paid-in capital                                  13,611        36,113
Receivables from stockholders                                 (129)         (102)
Accumulated deficit                                        (11,439)      (11,657)
                                                          --------      --------
     Total stockholders' equity                              2,054        37,583
                                                          --------      --------
           Total liabilities and stockholders' equity     $ 10,493      $ 45,609
                                                          ========      ========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                                      1995              1996
                                                      ----              ----

                                                           (UNAUDITED)

Revenues:

     License                                       $      2,594      $      4,397
     Services and other                                     802             3,010
                                                   ------------      ------------
     Total revenues                                       3,396             7,407
                                                   ------------      ------------

Cost of revenues:

     License                                                 29               133
     Services and other                                     538             1,624
                                                   ------------      ------------
     Total cost of revenues                                 567             1,757
                                                   ------------      ------------

     Gross margin                                         2,829             5,650
                                                   ------------      ------------

Costs and expenses:

     Sales and marketing                                  2,574             4,221
     Research and development                               872             1,049
     General and administrative                             688               638
                                                   ------------      ------------
     Total operating expenses                             4,134             5,908
                                                   ------------      ------------
     Loss from operations                                (1,305)             (258)

Interest income (expense), net                              (11)               61
Other income (expense), net                                  --               (15)
                                                   ------------      ------------
     Loss before income taxes                            (1,316)             (212)
Provision for income taxes                                    1                 6
                                                   ------------      ------------
     Net loss                                      $     (1,317)     $       (218)
                                                   ============      ============

Net loss per share                                 $       (.47)     $      (0.04)
                                                   ============      ============
Shares used in per share calculation                  2,820,733         5,126,525
                                                   ============      ============

Pro forma net loss per share                       $       (.12)     $      (0.02)
                                                   ============      ============
Pro forma shares used in per share calculation       10,812,000        11,712,364
                                                   ============      ============





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              1995           1996
                                                              ----           ----
                                                                 (UNAUDITED)

Cash flows from operating activities:
     Net cash provided by (used in) operating activities     $    584      $    (66)
                                                             --------      --------

Cash flows from investing activities:
     Purchases of property and equipment                         (183)         (270)
     Purchases of short-term investments                           --        (2,994)
                                                             --------      --------
           Net cash used in investing activities                 (183)       (3,264)
                                                             --------      --------

Cash flows from financing activities:
     Payments received on receivable from stockholder           1,032            --
     Proceeds from initial public offering                         --        35,634
     Repayment on long-term debt                                   --          (703)
     Other                                                         --            19
                                                             --------      --------
           Net cash provided by financing activities            1,032        34,950
                                                             --------      --------

Net increase in cash and cash equivalents                       1,433        31,620
Cash and cash equivalents at beginning of quarter               3,205         1,861
                                                             --------      --------
Cash and cash equivalents at end of quarter                  $  4,638      $ 33,481
                                                             ========      ========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The consolidated financial statements at March 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial conditions and results of operations for the fiscal year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2.   NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

The net loss per share, on a historical basis, is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the 12 months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price). Pro forma net loss per share assumes the common shares issued upon conversion of the outstanding convertible preferred stock had been outstanding during such period.

3.   INITIAL PUBLIC OFFERING

In March 1996, the Company completed its initial public offering of Common Stock. The Company sold 2,325,500 shares of Common Stock at a price to the public of $17.00 per share, resulting in net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) of approximately $35.6 million. Proceeds from the offering were invested in cash equivalents and short-term investments consisting primarily of high grade commercial paper, with $703,000 used to retire the Company's outstanding long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, including those discussed below and in the Company's Prospectus dated March 14, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

  Prism designs, develops, markets and supports data warehouse management software that assists customers in developing, managing and maintaining data warehouses. The Company was incorporated in California in March 1991 and reincorporated in Delaware in February 1996. The Company began shipping its principal product, Prism Warehouse Manager, in December 1992, and two subsequent products, Prism Directory Manager and Prism Change Manager, in April 1995 and February 1996, respectively.

The following table sets forth operating results as a percentage of total revenues for the three month periods ended March 31, 1995 and 1996:



                              PERCENTAGE OF TOTAL REVENUES
                              ----------------------------
                                   THREE MONTHS ENDED
                                       MARCH 31,
                                       ---------
                                    1995       1996
                                    ----       ----

Revenues:

     License                          76%        59%
     Services and other               24         41
                                    ----       ----
     Total revenues                  100        100
                                    ----       ----

Cost of revenues:

     License                           1          2
     Services and other               16         22
                                    ----       ----
     Total cost of revenues           17         24
                                    ----       ----
     Gross margin                     83         76
                                    ----       ----

Costs and expenses:

     Sales and marketing              76         57
     Research and development         26         14
     General and administrative       20          9
                                    ----       ----
     Total operating expenses        122         80
                                    ----       ----
     Loss from operations            (39)        (4)

Interest income (expense), net         0          1
Other income (expense), net            0          0
                                    ----       ----
     Loss before income taxes        (39)        (3)
Provision for income taxes             0          0
                                    ----       ----
     Net loss                        (39)        (3)
                                    ====       ====

The following table sets forth the percent change in operating results for the three month periods ended March 31, 1995 and 1996:



                              PERIOD TO PERIOD PERCENT INCREASE (DECREASE)
                              --------------------------------------------
                                           THREE MONTHS ENDED
                                   MARCH 31, 1995 VS. MARCH 31, 1996
                                   ---------------------------------



Revenues:

     License                                    70%
     Services and other                        275
                                              ----
     Total revenues                            118
                                              ----

Cost of revenues:

     License                                   359
     Services and other                        202
                                              ----
     Total cost of revenues                    210
                                              ----
     Gross margin                              100
                                              ----

Costs and expenses:

     Sales and marketing                        64
     Research and development                   20
     General and administrative                 (7)
                                              ----
     Total operating expenses                   43
                                              ----
     Loss from operations                      (80)

Interest income (expense), net                (655)
Other income (expense), net                     --
                                               ---
     Loss before income taxes                  (84)
Provision for income taxes                     500
                                               ---

     Net loss                                  (83)
                                              ====

Revenues
(in thousands)



                                           THREE MONTHS ENDED
                                               MARCH 31,
                                               ---------

                                           1995        1996         CHANGE
                                           ----        ----         ------


         License                          $2,594      $4,397          70%
         Percentage of total revenues         76%         59%
         Services and other               $  802      $3,010         275%
         Percentage of total revenues         24%         41%
         Total revenues                   $3,396      $7,407         118%


         The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training.

         License Revenues. The increase in license revenues from the first quarter of 1995 to the same period of 1996 were primarily attributable to growing acceptance of the Company's products, which led to increases in the number of units licensed. The average transaction size declined in 1996 compared to 1995 due to an unusually large dollar transaction booked in 1995. In addition, license revenues in 1996 were favorably affected by the introduction of Prism Directory Manager in April 1995.

         Services and Other Revenues. The growth from the first quarter of 1995 to the same period of 1996 was the result primarily of an increase in the number and size of consulting engagements and, to a lesser extent, of increased licensing activity causing an increase in the maintenance base and maintenance renewals. A majority of services and other revenues in 1996 came from consulting revenue.

         Cost of Revenues
         (in thousands)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                               ---------

                                           1995        1996         CHANGE
                                           ----        ----         ------


         Cost of license                  $   29      $  133         359%
         Percentage of total revenues          1%          2%
         Cost of services and other       $  538      $1,624         202%
         Percentage of total revenues         16%         22%
         Total cost of revenues           $  567      $1,757         210%


         Cost of License Revenues. Cost of license revenues consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials.

         The increase from the first quarter of 1995 to the same period of 1996 was due primarily to increased distribution costs and media and duplication costs as well as payments to marketing partners for their assistance in consummating licensing transactions. The Company expects that the cost of license revenues will increase both in absolute dollars and as a percentage of license revenues as the Company licenses additional technology and products from third parties for inclusion in its product line.

         Cost of Services and Other. Cost of services and other revenues consists primarily of personnel-related costs incurred in providing consulting and implementation services, telephone support and training to customers. The dollar amount of cost of services and other revenues increased significantly from the first quarter of 1995 to the same period of 1996 primarily because of increased personnel-related costs as the Company continued to expand its consulting, customer support and training organizations to support an increase in sales. The percentage increase in cost of services and other revenues from 1995 to 1996 was primarily due to increased consulting personnel costs, partially offset by economies of scale as additional maintenance and support services were provided.

         Operating Expenses
         (in thousands)

                                THREE MONTHS ENDED
                                     MARCH 31,
                                     ---------

                                  1995        1996         CHANGE
                                  ----        ----         ------


Sales and marketing              $2,574      $4,221          64%
Percentage of total revenues         76%         57%
Research and development         $  872      $1,049          20%
Percentage of total revenues         26%         14%
General and administrative       $  688      $  638          (7)%
Percentage of total revenues         20%          9%


         The growth in operating expenses occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels, and the expansion of facilities.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and promotional expenses. The increase in dollar amounts in sales and marketing expenses from the first quarter of 1995 to the same period of 1996 was primarily due to the expansion of the Company's sales operations and increased marketing activities, including trade shows and promotional expenses. The decrease in sales and marketing expenses as a percentage of total revenues resulted primarily from increases in productivity as newly hired sales personnel and system engineers became more experienced. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but decrease as a percentage of total revenues if the Company's annual revenues continue to increase.

         Research and Development. Research and development expenses consist primarily of salaries paid to the engineering staff. The increase in dollar amounts in research and development expenses from the first quarter of 1995 to the same period of 1996 are primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive and, accordingly, the Company anticipates that research and development expenses will increase in absolute dollars. In addition, the Company expects research and development expenses to rise as a percentage of revenue in the next twelve months due to anticipated staffing and third party consulting expenses relating to projects to improve the supportability, reliability, and maintainability of the products, to increase integration between products and to support new product development.

         General and Administrative. General and administrative expenses consist primarily of salary expenses for administration and executive staff. These expenses decreased in absolute dollars from the first quarter 1995 to the same period of 1996 because in 1995 the Company recorded increases to its allowance for doubtful accounts due to international expansion and increased volume in the domestic market. The Company expects that its general and administrative expenses will increase in absolute dollars and decline slightly as a percentage of revenue if the Company's annual revenues continue to increase.

         Liquidity and Capital Resources

         The Company's cash and cash equivalents increased to $33,481,000 during the first quarter of 1996, due to the Company's initial public offering. During the quarter and after the public offering, the Company repaid its long-term debt and made $2,994,000 in short-term investments, which are classified as available for sale.

         The Company expects that its capital expenditures will remain constant or increase in absolute dollars as the Company's employee base grows. As of March 31, 1996, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of noncancelable operating leases on its facilities.

         To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

         The Company also has available a $2,000,000 revolving bank line of credit under an agreement that expires in November 1996, which is collateralized by all of the assets of the Company (other than copyrights) and permits borrowing of 80% of eligible accounts receivable. Eligible accounts receivable include accounts receivable that have been outstanding less than 90 days from the date of invoice (excluding related party, disputed receivables, government, contra and intercompany accounts). At March 31, 1996, the maximum amount was available and there were no borrowings outstanding under the line of credit.

         The Company believes its current cash balances, cash available under its line of credit and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive.

         ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

         The Company's limited operating history makes the prediction of future operating results difficult. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is sustainable or indicative of future operating results. The Company has never been profitable on an annual basis and currently believes that it could experience net losses in the second quarter of 1996. Future operating results will depend on many factors, including the growth of the emerging data warehousing market, demand for the Company's products, transaction size, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, general economic conditions and other factors.

         Substantially all of the Company's revenues to date have been attributable to licenses for Prism Warehouse Manager and related services. The Company currently expects that revenues attributable to Prism Warehouse Manager, including maintenance and consulting services, will continue to account for a substantial majority of the Company's total revenues in 1996. A decline in demand for or failure to achieve broad market acceptance of Prism Warehouse Manager or Prism Directory Manager as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in license revenues from these products would also have a material adverse effect on sales of other Company products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new releases of Prism Warehouse Manager and market acceptance of the Company's meta data architecture and related products, such as Prism Directory Manager and Prism Change Manager. There can be no assurance that the Company will continue to be successful in marketing Prism Warehouse Manager Prism Directory Manager, Prism Change Manager or any new or enhanced products.

         The market for the Company's products is highly competitive, and the Company may experience increasing pricing pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's products or in the size of an average transaction would materially adversely affect the Company's business, operating results and financial condition if the Company were unable to increase unit sales.

         Throughout the remainder of 1996, the Company will continue to invest more in customer services, marketing and research and development, and make personnel additions to the Company's sales force worldwide. These additional expenses may adversely affect the Company's operating margin in 1996 if there are no offsetting increases in revenues or reductions in other operating expenses.

         The Company's stock price may be subject to significant volatility particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, as is common in the industry, a disproportionate amount of the Company's license revenue is derived from transactions that close in the last few weeks of a quarter making quarterly revenues difficult to forecast. The Company may not learn of, or be able to confirm, revenue or earnings shortfalls until the end of each quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on February 1, 1996, the following individuals were elected to the Board of Directors:

                                                  Shares Eligible        Shares in Favor      Shares Withheld
                                                  ---------------        ---------------      ---------------



ELECTED BY SERIES A AND SERIES B
PREFERRED SHAREHOLDERS:
Kevin A.  Fong                                        2,666,667          2,666,667                        0
E. Floyd Kvamme                                       2,666,667          2,666,667                        0
Norris van den Berg                                   2,666,667          2,666,667                        0

ELECTED BY SERIES C
PREFERRED SHAREHOLDERS:
Promod Haque                                          3,704,820          3,695,784                        0
Nancy J. Schoendorf                                   3,704,820          3,695,784                        0

ELECTED BY COMMON SHAREHOLDERS:
James W. Ashbrook                                     2,852,173          2,622,806                    8,000
William H. Inmon                                      2,852,173          2,622,806                    8,000


The following proposals were approved at the Company's Annual Meeting:

                                                  Shares in Favor        Shares Opposed       Shares Withheld
                                                  ---------------        --------------       ---------------



1.   Change the Company's state of
     incorporation from California to
     Delaware.

     Preferred Shares:                                7,965,577                      0                    0
     Common Shares:                                   2,619,501                      0               11,305

2.   Adopt the Company's Indemnity
     Agreement with its Directors and
     Officers.                                       10,578,578                  6,500               11,305

3.   Adopt the Company's 1996 Equity
     Incentive Plan, reserving 2,000,000
     shares thereunder.                              10,585,078                      0               11,305

4.   Adopt the Company's Directors
     Stock Option Plan, reserving
     300,000 shares thereunder.                      10,543,478                 32,000               20,905

5.   Adopt the Company's 1996 Employee
     Stock Purchase Plan, reserving
     500,000 shares thereunder.                      10,582,453                  2,625               11,305

6.   Amend the Company's 1992 Stock
     Option Plan, increasing the shares
     thereunder by 400,000.                          10,582,453                  2,625               11,305

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

     11.01        Computation of Net Loss per Share

     27.01        Financial Data Schedule (EDGAR version only)

     99.01        Report of Independent Accountants

(b) Reports on Form 8-K. No reports were filed during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   May 14, 1996

                               PRISM SOLUTIONS, INC.
                               (Registrant)
                               By: /s/ JAMES W. ASHBROOK
                               ------------------------------------------
                               James W. Ashbrook
                               President and Chief Executive Officer
                               Chairman of the Board
                               By: /s/ SAMUEL M. HEDGPETH III
                               ------------------------------------------
                               Samuel M. Hedgpeth III
                               Vice President, Finance and Administration
                               Chief Financial Officer
                               By: /s/ WILLIAM H. INMON
                               ------------------------------------------
                               William H. Inmon
                               Executive Vice President, Technology
                               By: /s/ KEVIN A. FONG
                               ------------------------------------------
                               Kevin A. Fong
                               Director
                               By: /s/ E. FLOYD KVAMME
                               ------------------------------------------
                               E. Floyd Kvamme
                               Director
                               By: /s/ PROMOD HAQUE
                               ------------------------------------------
                               Promod Haque
                               Director
                               By: /s/ NANCY J. SCHOENDORF
                               ------------------------------------------
                               Nancy J. Schoendorf
                               Director
                               By: /s/ NORRIS VAN DEN BERG
                               ------------------------------------------
                               Norris van den Berg
                               Director

                              PRISM SOLUTIONS, INC.
                                INDEX TO EXHIBITS

        EXHIBIT

         11.01    COMPUTATION OF NET LOSS PER SHARE

         27.01    FINANCIAL DATA SCHEDULE (EDGAR VERSION ONLY)

         99.01    REPORT OF INDEPENDENT ACCOUNTANTS