Form 10-Q
period 1996-06-30
PRISM SOLUTIONS INC
filed 1996-08-08
CIK 1008129

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                    FORM 10-Q
                                  ------------

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----
Exchange Act of 1934 For the quarterly period ended June 30, 1996.

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
- -----
Exchange Act of 1934 For the transition period from       to
                                                    -----    -----
                         COMMISSION FILE NUMBER: 0-27774

                              PRISM SOLUTIONS, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                            77-0282704
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

             Yes   X                                 No
                 -----                                  -----

         As of August 6, 1996, there were 13,213,931 shares of the Registrant's Common Stock outstanding.

================================================================================

                              PRISM SOLUTIONS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS:

           Consolidated Balance Sheets
            December 31, 1995 and June 30, 1996 . . . . . . . . . . . . . . 3

           Consolidated Statements of Operations Three months ended June
            30, 1995 and June 30, 1996 and
            six months ended June 30, 1995 and June 30, 1996 . . . . . . . .4

           Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1995 and 1996 . . . . . . . . . . . . 5

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

           INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . .15

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PRISM SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     DECEMBER 31,                JUNE 30,
                                                                         1995                      1996
                                                                  ------------------          -------------
ASSETS                                                                 (AUDITED)                (UNAUDITED)
Current assets:
     Cash and cash equivalents                                    $            1,861          $      32,605
     Short-term investments                                                       --                  2,995
     Accounts receivable, net                                                  6,813                  6,866
     Other receivables                                                            23                    123
     Prepaid expenses and other current assets                                   369                    661
                                                                  ------------------          -------------
           Total current assets                                                9,066                 43,250
Property and equipment, net                                                    1,298                  1,589
Deposits                                                                         129                    154
                                                                  ------------------          -------------
           Total assets                                           $           10,493          $      44,993
                                                                  ==================          =============

LIABILITIES
Current liabilities:
     Current portion of long-term debt                            $              432          $          --
     Accounts payable                                                            632                    913
     Accounts payable to related party                                            94                     10
     Accrued payroll and related                                               1,306                  1,910
     Deferred revenue                                                          4,775                  3,566
     Other accrued liabilities                                                   923                  1,143
                                                                  ------------------          -------------
           Total current liabilities                                           8,162                  7,542
Long-term debt, less current portion                                             271                     --
Other liabilities                                                                  6                     19
                                                                  ------------------          -------------
           Total liabilities                                                   8,439                  7,561
                                                                  ------------------          -------------

STOCKHOLDERS' EQUITY
Convertible preferred stock                                                        8                     --
Common stock                                                                       3                 13,229
Additional paid-in capital                                                    13,611                 36,085
Receivables from stockholders                                                   (129)                  (102)
Accumulated deficit                                                          (11,439)               (11,780)
                                                                  ------------------          -------------
     Total stockholders' equity                                                2,054                 37,432
                                                                  ------------------          -------------

          Total liabilities and stockholders' equity              $           10,493          $      44,993
                                                                  ==================          =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                     ----------------------------       -----------------------
                                                        1995              1996              1995        1996
                                                     -----------       ----------       -----------   ---------
                                                             (UNAUDITED)                      (UNAUDITED)

Revenues:
     License                                         $     2,337       $    4,718       $     4,931   $   9,115
     Services and other                                      915            3,000             1,717       6,010
                                                     -----------       ----------       -----------   ---------
     Total revenues                                        3,252            7,718             6,648      15,125
                                                     -----------       ----------       -----------   ---------

Cost of revenues:
     License                                                  49              124                78         257
     Services and other                                      643            1,543             1,181       3,167
                                                     -----------       ----------       -----------   ---------
     Total costs of revenues                                 692            1,667             1,259       3,424
                                                     -----------       ----------       -----------   ---------

     Gross margin                                          2,560            6,051             5,389      11,701
                                                     -----------       ----------       -----------   ---------

Costs and expenses:
     Sales and marketing                                   2,749            4,581             5,323       8,802
     Research and development                                846            1,240             1,718       2,289
     General and administrative                              584              777             1,272       1,415
                                                     -----------       ----------       -----------   ---------
     Total operating expenses                              4,179            6,598             8,313      12,506
                                                     -----------       ----------       -----------   ---------
     Loss from operations                                 (1,619)            (547)           (2,924)       (805)

Interest income, net                                          70              491                59         552
Other income (expense), net                                    1              (43)                1         (58)
                                                     -----------       ----------       -----------   ---------
     Loss before income taxes                             (1,548)             (99)           (2,864)       (311)
Provision for income taxes                                     8               24                 9          30
                                                     -----------       ----------       -----------   ---------
     Net loss                                        $    (1,556)      $     (123)      $    (2,873)  $    (341)
                                                     ===========       ==========       ===========   =========

Net loss per share                                   $      (.54)      $     (.01)      $     (1.01)  $    (.04)
                                                     ===========       ==========       ===========   =========
Shares used in per share calculation                   2,864,156       12,738,439         2,842,445   9,018,093

Pro forma net loss per share                         $      (.14)      $     (.01)      $      (.27)  $    (.03)
                                                     ===========       ==========       ===========   =========
Pro forma shares used in per share calculation        10,854,973       12,738,439        10,833,262  12,258,813

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                  -------------------------------------
                                                                         1995                1996
                                                                  ------------------   ----------------
                                                                               (UNAUDITED)

Cash flows from operating activities:
           Net cash used in operating activities                  $        (861)       $           (495)
                                                                  -------------        ----------------

Cash flows from investing activities:
     Purchases of property and equipment                                   (603)                   (783)
     Purchases of short-term investments                                     --                  (2,995)
                                                                  -------------        ----------------
           Net cash used in investing activities                           (603)                 (3,778)
                                                                  -------------        ----------------

Cash flows from financing activities:
     Payments received on receivable from stockholder                     1,031                      --
     Proceeds from initial public offering                                   --                  35,634
     Repayment on long-term debt                                            448                    (703)
     Other                                                                   60                      86
                                                                  -------------        ----------------
           Net cash provided by financing activities                      1,539                  35,017
                                                                  -------------        ----------------

Net increase in cash and cash equivalents                                    75                  30,744
Cash and cash equivalents at beginning of year                            3,205                   1,861
                                                                  -------------        ----------------
Cash and cash equivalents at end of quarter                       $       3,280        $         32,605
                                                                  =============        ================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The consolidated financial statements at June 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 1995 and the three months ended March 31, 1996. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information contained herein, Management's Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected herein; including those discussed below; from those in the Company's Prospectus dated March 14, 1996 and from those in the Form 10-Q for the period ended March 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise any forward-looking statements in order to reflect events or circumstances after the date hereof.

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

The following table sets forth operating results as a percentage of total revenues for the three month and six month periods ended June 30, 1995 and 1996:

                                                                       PERCENTAGE OF TOTAL REVENUES
                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                     ----------------------------       ----------------------------
                                                        1995              1996              1995            1996
                                                     ----------        ----------       -----------       ----------
                                                             (UNAUDITED)                          (UNAUDITED)

Revenues:
     License                                                 72%               61%               74%              60%
     Services and other                                      28                39                26               40
                                                     ----------        ----------       -----------       ----------
     Total revenues                                         100               100               100              100

Cost of revenues:
     License                                                  1                 2                 1                2
     Services and other                                      20                20                18               21
                                                     ----------        ----------       -----------       ----------
     Total costs of revenues                                 21                22                19               23
                                                     ----------        ----------       -----------       ----------
     Gross margin                                            79                78                81               77
                                                     ----------        ----------       -----------       ----------

Costs and expenses:
     Sales and marketing                                     85                59                80               58
     Research and development                                26                16                26               15
     General and administrative                              18                10                19                9
                                                     ----------        ----------       -----------       ----------
     Total operating expenses                               129                85               125               82
                                                     ----------        ----------       -----------       ----------
     Loss from operations                                   (50)               (7)              (44)              (5)

Interest income, net                                          2                 6                 1                3
Other income, net                                             0                 0                 0                0
                                                     ----------        ----------       -----------       ----------
     Loss before income taxes                               (48)               (1)              (43)              (2)
Provision for income taxes                                    0                 0                 0                0
                                                     ----------        ----------       -----------       ----------
     Net loss                                               (48)%              (1)%             (43)%             (2)%
                                                     ==========        ==========       ===========       ==========

The following table sets forth the percent change in operating results for the three and six month periods ended June 30, 1995 and 1996:

                                                             PERIOD TO PERIOD PERCENT INCREASE (DECREASE)
                                                             --------------------------------------------
                                                         THREE MONTHS ENDED,               SIX MONTHS ENDED
                                                         6/30/96 VS. 6/30/95              6/30/96 VS. 6/30/95
                                                         -------------------              -------------------
Revenues:
     License                                                             102%                              85%
     Services and other                                                  228                              250
                                                         -------------------              -------------------
     Total revenues                                                      137                              128

Cost of revenues:
     License                                                             153                              229
     Services and other                                                  140                              168
                                                         -------------------              -------------------
     Total cost of revenues                                              141                              172
                                                         -------------------              -------------------
     Gross margin                                                        136                              117
                                                         -------------------              -------------------

Costs and expenses:
     Sales and marketing                                                  67                               65
     Research and development                                             47                               33
     General and administrative                                           33                               11
                                                         -------------------              -------------------
     Total operating expenses                                             58                               50
                                                         -------------------              -------------------
     Loss from operations                                                (66)                             (72)

Interest income, net                                                     601                              836
Other income (expense), net                                            (4400)                           (5900)
                                                         -------------------              -------------------
     Loss before income taxes                                            (94)                             (89)
Provision for income taxes                                               200                              233
                                                         -------------------              -------------------
     Net loss                                                            (92)%                            (88)%
                                                         ===================              ===================

Revenues
(in thousands)

                                             THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                  JUNE 30,                                    JUNE 30,
                                    --------------------------------------        --------------------------------------
                                     1995           1996           CHANGE             1995          1996         CHANGE
                                    ------------   ------------   --------        ------------   ------------   --------

License                             $      2,337   $      4,718        102%       $      4,931   $      9,115         85%
Percentage of total revenues                  72%            61%                            74%            60%
Services and other                  $        915   $      3,000        228%       $      1,717   $      6,010        250%
Percentage of total revenues                  28%            39%                            26%            40%
Total revenues                      $      3,252   $      7,718        137%       $      6,648   $     15,125        128%

         The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training.

         License Revenues. The increases in license revenues from the second quarter of 1995 to the same period of 1996 and from the first half of 1995 to the same period of 1996 were primarily attributable to growing acceptance of the Company's products, particularly Prism Directory Manager, which was introduced in April 1995. The average selling price of Prism Warehouse Manager declined slightly from the first half of 1995 to the first half of 1996 due to a large transaction recorded in the first quarter of 1995 at a higher than average selling price. However, the average selling price of Prism Warehouse Manager, as well as the total units licensed, was higher in the second quarter of 1996 as compared to the same period of 1995.

         Services and Other Revenues. The growth from the second quarter and first half of 1995 to the same periods of 1996 was the result primarily of an increase in the number and size of consulting engagements and, to a lesser extent, of increased licensing activity causing an increase in the maintenance base as well as yearly maintenance renewals. A majority of services and other revenues in 1996 came from consulting revenue. In addition, in the second quarter of 1996 the Company recognized revenue from several engineering projects that had been completed.

Cost of Revenues
(in thousands)

                                             THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                  JUNE 30,                                     JUNE 30,
                                    --------------------------------------        --------------------------------------
                                        1995           1996        CHANGE            1995            1996        CHANGE
                                    ------------   ------------   --------        ------------   ------------   --------

Cost of license                     $         49   $        124        153%       $         78   $        257        229%
Percentage of total revenues                   2%             2%                             1%             2%
Cost of services and other          $        643   $      1,543        140%       $      1,181   $      3,167        168%
Percentage of total revenues                  20%            20%                            18%            21%
Total cost of revenues              $        692   $      1,667        141%       $      1,259   $      3,424        172%

         Cost of License Revenues. Cost of license revenues consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials.

         The increases from the second quarter of 1995 to the same period of 1996 and from the first half of 1995 to the first half of 1996 were due primarily to increased distribution costs and media and duplication costs as well as payments to marketing partners for their assistance in consummating licensing transactions. The Company expects that the cost of license revenues will increase both in absolute dollars and as a percentage of license revenues as the Company licenses additional technology and products from third parties for inclusion in its product line and as the Company pays more referral fees to its marketing partners.

         Cost of Services and Other. Cost of services and other revenues consists primarily of personnel-related costs incurred in providing consulting and implementation services, telephone support and training to customers. The dollar amount of cost of services and other revenues increased significantly from the second quarter of 1995 to the same period of 1996 and from the first half of 1995 to the same period of 1996 primarily because of increased personnel-related costs as the Company continued to expand its consulting, customer support and training organizations to support an increase in sales. The percentage increase in cost of services and other revenues from 1995 to 1996 compared to total revenue was primarily due to increased consulting personnel costs, partially offset by economies of scale related to maintenance and support services.

Operating Expenses
(in thousands)

                                             THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                  JUNE 30,                                    JUNE 30,
                                    --------------------------------------        --------------------------------------
                                        1995           1996        CHANGE             1995           1996        CHANGE
                                    ------------   ------------   --------        ------------   ------------   --------

Sales and marketing                 $      2,749   $      4,851         76%       $      5,323   $      8,802         65%
Percentage of total revenues                  85%            63%                            80%            58%
Research and development            $        846   $      1,240         47%       $      1,718   $      2,289         33%
Percentage of total revenues                  26%            16%                            26%            15%
General and administrative          $        584   $        777         33%       $      1,272   $      1,415         11%
Percentage of total revenues                  18%            10%                            19%             9%

         The growth in operating expenses occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels, and the expansion of facilities.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and promotional expenses. The increases in dollar amounts in sales and marketing expenses from the second quarter and first half of 1995 to the same periods of 1996 were primarily due to the expansion of the Company's sales operations and increased marketing activities, including trade shows and promotional expenses. The decreases in sales and marketing expenses as a percentage of total revenues resulted primarily from increases in productivity as sales personnel became more productive. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but decrease as a percentage of total revenues if the Company's annual revenues continue to increase.

         Research and Development. Research and development expenses consist primarily of salaries paid to the engineering staff. The increases in dollar amounts in research and development expenses from the second quarter of 1995 to the same period of 1996 and from the first half of 1995 to the first half of 1996 are primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive and, accordingly, the Company anticipates that research and development expenses will increase in absolute dollars. In addition, the Company expects research and development expenses to rise as a percentage of revenues in the next twelve months due to anticipated staffing and third party consulting expenses relating to projects to improve the supportability, reliability, and maintainability of the products, to increase integration between products and to support new product development.

         General and Administrative. General and administrative expenses consist primarily of salary expenses for administration and executive staff. These expenses increased in absolute dollars from the second quarter 1995 to the same period of 1996 and from the first half of 1995 to the first half of 1996 as the Company increased its finance and information systems department staffing. The Company expects that its general and administrative expenses will increase in absolute dollars and decline slightly as a percentage of revenues if the Company's annual revenues continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents increased to $32,605,000 as of June 30, 1996, due primarily to the Company's initial public offering in the first quarter of 1996. During the first quarter of 1996, the Company repaid its long-term debt and made $2,995,000 in short-term investments, which are classified as available for sale.

         The Company expects that its capital expenditures will remain constant or increase in absolute dollars as the Company's employee base grows. As of June 30, 1996, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of non-cancelable operating leases on its facilities.

         To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

         The Company also has available a $2,000,000 revolving bank line of credit under an agreement that expires in November 1996, which is collateralized by all of the assets of the Company (other than copyrights) and permits borrowing of 80% of eligible accounts receivable. Eligible accounts receivable include accounts receivable that have been outstanding less than 90 days from the date of invoice (excluding related party, disputed receivables, government, contra and intercompany accounts). At June 30, 1996, the maximum amount was available and there were no borrowings outstanding under the line of credit.

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

     ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

         The Company's limited operating history makes the prediction of future operating results difficult. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is sustainable or indicative of future operating results. The Company has never been profitable on an annual basis and currently believes that it could experience operating losses in the third quarter of 1996. Future operating results will depend on many factors, including the growth of the emerging data warehousing market, demand for the Company's products, transaction size, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, general economic conditions and other factors.

         Recently, the Company has experienced a longer sales cycle than in previous quarters. The Company believes the longer sales cycle is due to increased competition and longer contract negotiations. If the longer sales cycle persists or becomes longer, the Company's future financial performance could be adversely affected.

         Substantially all of the Company's revenues to date have been attributable to licenses for Prism Warehouse Manager and related services. Although licenses of Prism Directory Manager are now significant, the Company currently expects that revenues attributable to Prism Warehouse Manager, including maintenance and consulting services, will continue to account for a majority of the Company's total revenues in 1996. A decline in demand for or failure to achieve broad market acceptance of Prism Warehouse Manager or Prism Directory Manager as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in license revenues from these products would also have a material adverse effect on sales of other Company products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new releases of Prism Warehouse Manager and market acceptance of the Company's meta data architecture and related products, such as Prism Directory Manager and Prism Change Manager. There can be no assurance that the Company will continue to be successful in marketing Prism Warehouse Manager, Prism Directory Manager, Prism Change Manager or any new or enhanced products.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits. The following exhibits are filed as part of this Form 10-Q:

     11.01    Computation of Net Loss per Share

     27.01    Financial Data Schedule (EDGAR version only)

     99.01    Report of Independent Accountants

(b) Reports on Form 8-K. No reports were filed during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   August 6, 1996

                                  PRISM SOLUTIONS, INC.
                                  (Registrant)

                                  By: /s/ James W. Ashbrook
                                     --------------------------------
                                     James W. Ashbrook
                                     President and Chief Executive Officer
                                     Chairman of the Board

                                  By: /s/ Samuel M. Hedgpeth III
                                     --------------------------------
                                     Samuel M. Hedgpeth III
                                     Vice President, Finance and Administration
                                     Chief Financial Officer

                              PRISM SOLUTIONS, INC.
                                INDEX TO EXHIBITS

         EXHIBIT
         -------
         11.01    COMPUTATION OF NET LOSS PER SHARE

         27.01    FINANCIAL DATA SCHEDULE (EDGAR VERSION ONLY)

         99.01    REPORT OF INDEPENDENT ACCOUNTANTS