Form 10-Q
period 1996-09-30
PRISM SOLUTIONS INC
filed 1996-11-12
CIK 1008129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the quarterly period ended September 30, 1996.

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

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

         As of November 7, 1996, there were 13,252,043 shares of the Registrant's Common Stock outstanding.

                              PRISM SOLUTIONS, INC.
                                   FORM 10-Q
                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

                                                                                  PAGE NO.
                                                                                  --------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets
            December 31, 1995 and September 30, 1996  . . . . . . . . . . . . . .     3

         Consolidated Statements of Operations
            Three months ended September 30, 1995 and September 30, 1996
            and nine months ended September 30, 1995 and September 30, 1996 . . .     4

         Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1995 and 1996 . . . . . . . . . . . .     5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . .     7


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . .    12

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

         INDEX TO EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PRISM SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           DECEMBER 31,    SEPTEMBER 30,
                                                              1995             1996
                                                          -------------    -------------
ASSETS                                                      (AUDITED)       (UNAUDITED)
Current assets:
     Cash and cash equivalents                              $  1,861        $ 30,796
     Short-term investments                                     --             4,530
     Accounts receivable, net                                  6,813           5,297
     Other receivables                                            23             103
     Prepaid expenses and other current assets                   369             626
                                                            --------        --------
           Total current assets                                9,066          41,352
Property and equipment, net                                    1,298           1,931
Deposits                                                         129             156
                                                            --------        --------
           Total assets                                     $ 10,493        $ 43,439
                                                            ========        ========

LIABILITIES
Current liabilities:
     Current portion of long-term debt                      $    432        $   --
     Accounts payable                                            632             833
     Accounts payable to related party                            94              19
     Accrued payroll and related                               1,306           1,795
     Deferred revenue                                          4,775           3,415
     Other accrued liabilities                                   923             963
                                                            --------        --------
           Total current liabilities                           8,162           7,025
Long-term debt, less current portion                             271            --
Other liabilities                                                  6              17
                                                            --------        --------
           Total liabilities                                   8,439           7,042
                                                            --------        --------

STOCKHOLDERS' EQUITY
Convertible preferred stock                                        8            --
Common stock                                                       3          14,153
Additional paid-in capital                                    13,611          35,718
Receivables from stockholders                                   (129)           (104)
Accumulated deficit                                          (11,439)        (13,370)
                                                            --------        --------
     Total stockholders' equity                                2,054          36,397
                                                            --------        --------
           Total liabilities and stockholders' equity       $ 10,493        $ 43,439
                                                            ========        ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                     ------------------------------        --------------------------------
                                                        1995               1996                1995                1996
                                                     -----------       ------------        ------------        ------------
                                                             (UNAUDITED)                            (UNAUDITED)
Revenues:
     License                                         $     3,711       $      3,540        $      8,642        $     12,655
     Services and other                                    1,071              2,461               2,788               8,471
                                                     -----------       ------------        ------------        ------------
     Total revenues                                        4,782              6,001              11,430              21,126
                                                     -----------       ------------        ------------        ------------

Cost of revenues:
     License                                                  59                118                 137                 375
     Services and other                                      831              1,385               2,012               4,552
                                                     -----------       ------------        ------------        ------------
     Total costs of revenues                                 890              1,503               2,149               4,927
                                                     -----------       ------------        ------------        ------------

     Gross margin                                          3,892              4,498               9,281              16,199
                                                     -----------       ------------        ------------        ------------

Costs and expenses:
     Sales and marketing                                   2,638              4,102               7,961              12,904
     Research and development                                755              1,608               2,473               3,897
     General and administrative                              470                793               1,742               2,208
                                                     -----------       ------------        ------------        ------------
     Total operating expenses                              3,863              6,503              12,176              19,009
                                                     -----------       ------------        ------------        ------------
     Income (loss) from operations                            29             (2,005)             (2,895)             (2,810)

Interest income, net                                          46                478                 105               1,030
Other income (expense), net                                    3                (23)                  4                 (81)
                                                     -----------       ------------        ------------        ------------
     Income (loss) before income taxes                        78             (1,550)             (2,786)             (1,861)
Provision for income taxes                                    23                 40                  32                  70
                                                     -----------       ------------        ------------        ------------
     Net income (loss)                               $        55       $     (1,590)       $     (2,818)       $     (1,931)
                                                     ===========       ============        ============        ============

Net income (loss) per share                          $       .01       $       (.12)       $       (.96)       $       (.19)
                                                     ===========       ============        ============        ============
Shares used in per share calculation                  11,354,043         12,847,105           2,942,438          10,374,598

Pro forma net income (loss) per share                $       .01       $       (.12)       $       (.26)       $       (.15)
                                                     ===========       ============        ============        ============
Pro forma shares used in per share calculation        11,354,043         12,847,105          10,933,255          12,475,887



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           -------------------------
                                                              1995            1996
                                                           ---------       ---------
                                                                  (UNAUDITED)
Cash flows from operating activities:
           Net cash used in operating activities            $(1,499)       $   (611)
                                                            -------        --------

Cash flows from investing activities:
     Purchases of property and equipment                       (874)         (1,438)
     Purchases of short-term investments                       --            (4,530)
                                                            -------        --------
           Net cash used in investing activities               (874)         (5,968)
                                                            -------        --------

Cash flows from financing activities:
     Payments received on receivable from stockholder         1,031            --
     Proceeds from employee stock purchase plan                --               491
     Proceeds from initial public offering                     --            35,634
     Repayment on long-term debt                                456            (703)
     Other                                                      215              92
                                                            -------        --------
           Net cash provided by financing activities          1,702          35,514
                                                            -------        --------

Net increase in cash and cash equivalents                      (671)         28,935
Cash and cash equivalents at beginning of period              3,205           1,861
                                                            -------        --------
Cash and cash equivalents at end of period                  $ 2,534        $ 30,796
                                                            =======        ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

The consolidated financial statements at September 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.


2.   NET INCOME (LOSS) PER SHARE AND PRO FORMA NET INCOME (LOSS) PER SHARE

The net loss per share, on a historical basis, is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the 12 months immediately preceding the initial filing date have been included in the calculation up to the effective date of the Company's registration statement as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price). Pro forma net loss per share assumes the common shares issued upon conversion of the outstanding convertible preferred stock had been outstanding during such period.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information contained herein, Management's Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected herein, including those discussed below, from those in the Company's Prospectus dated March 14, 1996 and from those in the Form 10-Q for the periods ended March 31, 1996 and June 30, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise any forward-looking statements in order to reflect events or circumstances after the date hereof.

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

The following table sets forth operating results as a percentage of total revenues for the three month and nine month periods ended September 30, 1995 and 1996:

                                                   PERCENTAGE OF TOTAL REVENUES
                                           --------------------------------------------
                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                           -------------------      -------------------
                                             1995        1996         1995        1996
                                           -------     -------      --------     ------
                                               (UNAUDITED)              (UNAUDITED)
Revenues:
     License                                  78%         59%          76%          60%
     Services and other                       22          41           24           40
                                             ---        ----         ----         ----
     Total revenues                          100         100          100          100

Cost of revenues:
     License                                   1           2            1            1
     Services and other                       18          23           18           22
                                             ---        ----         ----         ----
     Total costs of revenues                  19          25           19           23
                                             ---        ----         ----         ----
     Gross margin                             81          75           81           77
                                             ---        ----         ----         ----

Costs and expenses:
     Sales and marketing                      55          68           70           61
     Research and development                 16          27           22           18
     General and administrative               10          13           15           11
                                             ---        ----         ----         ----
     Total operating expenses                 81         108          107           90
                                             ---        ----         ----         ----
     Income (loss) from operations             0         (33)         (26)         (13)

Interest income, net                           1           7            1            4
Other income, net                              0           0            0            0
                                             ---        ----         ----         ----
     Income (loss) before income taxes         1         (26)         (25)          (9)
Provision for income taxes                     0          (1)           0            0
                                             ---        ----         ----         ----
     Net income (loss)                         1%        (27)%        (25)%         (9)%
                                             ===        ====         ====         ====

Revenues
(in thousands)

                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                SEPTEMBER 30,                             SEPTEMBER 30,
                                    -------------------------------------      ----------------------------------
                                       1995            1996       CHANGE          1995         1996       CHANGE
                                       ----            ----       ------          ----         ----       ------
License                             $   3,711      $    3,540       (5)%       $   8,642    $ 12,655        46%
Percentage of total revenues               78%             59%                        76%         60%
Services and other                  $   1,071      $    2,461      130%        $   2,788    $  8,471       204%
Percentage of total revenues               22%             41%                        24%         40%
Total revenues                      $   4,782      $    6,001       25%        $  11,430    $ 21,126        85%

   The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training.

   License Revenues. The decrease in license revenues from the third quarter of 1995 to the same period of 1996 was primarily due to lower-than-anticipated license revenue from one of the Company's geographic sales regions due to sales execution problems. The increase in license revenues from the first nine months of 1995 to the same period of 1996 was primarily attributable to growing acceptance of the Company's products, particularly Prism Directory Manager, which was introduced in April 1995. The average selling price of Prism Warehouse Manager declined somewhat from the third quarter and first nine months of 1995 to the same periods in 1996 due mainly to the smaller configuration of systems licensed to customers in the third quarter of 1996.

   Services and Other Revenues. The growth from the third quarter and first nine months of 1995 to the same periods of 1996 was the result primarily of an increase in the number and size of consulting engagements as the Company's consulting organization has grown and, to a lesser extent, of increased licensing activity causing an increase in the maintenance base as well as yearly maintenance renewals. A majority of services and other revenues in 1996 came from consulting revenue.

Cost of Revenues
(in thousands)

                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                    ------------------------------------      ----------------------------------
                                       1995           1996       CHANGE        1995         1996        CHANGE
                                       ----           ----       ------        ----         ----        ------
Cost of license                        $ 59       $     118       100%        $  137       $  375         174%
Percentage of total revenues              1%              2%                       1%           1%
Cost of services and other             $831       $   1,385        67%        $2,012       $4,552         126%
Percentage of total revenues             18%             23%                      18%          22%
Total cost of revenues                 $890       $   1,503        69%        $2,149       $4,927         129%

   Cost of License Revenues. Cost of license revenues consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials.

   The increases from the third quarter of 1995 to the same period of 1996 and from the first nine months of 1995 to the first nine months of 1996 were due primarily to increased distribution costs and media and duplication costs as well as payments to marketing partners for their assistance in consummating licensing transactions. The Company expects that the cost of license revenues will increase both in absolute dollars and as a percentage of license revenues as the Company licenses additional technology and products from third parties for inclusion in its product line.

         Cost of Services and Other. Cost of services and other revenues consists primarily of personnel-related costs incurred in providing consulting and implementation services, telephone support and training to customers.

         The dollar amount of cost of services and other revenues increased significantly from the third quarter of 1995 to the same period of 1996 and from the first nine months of 1995 to the same period of 1996 primarily because of increased personnel-related costs as the Company continued to expand its consulting, customer support and training organizations to support an increase in sales. The percentage increase in cost of services and other revenues from 1995 to 1996 compared to total revenue was primarily due to increased consulting personnel costs as well as lower utilization rates in the consulting organization in the third quarter of 1996 The lower utilization rates were caused by delays in certain large projects and a decision therefore to temporarily redeploy some members of the consulting organization to development efforts for the Iterations methodology product. This increase was partially offset by economies of scale related to maintenance and support services.

Operating Expenses
(in thousands)

                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                               SEPTEMBER 30,                              SEPTEMBER 30,
                                   -------------------------------------       ----------------------------------
                                      1995           1996       CHANGE            1995         1996       CHANGE
                                      ----           ----       ------            ----         ----       ------
Sales and marketing                  $2,638        $4,102         55%           $7,961        $12,904        62%
Percentage of total revenues             55%           68%                          70%            61%
Research and development             $  755        $1,608        113%           $2,473        $ 3,897        58%
Percentage of total revenues             16%           27%                          22%            18%
General and administrative           $  470        $  793         69%           $1,742        $ 2,208        27%
Percentage of total revenues             10%           13%                          15%            11%

        The growth in operating expenses occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels, and the expansion of facilities.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and promotional expenses. The increases in dollar amounts in sales and marketing expenses from the third quarter and first nine months of 1995 to the same periods of 1996 were primarily due to the expansion of the Company's sales operations and increased marketing activities, including trade shows and promotional expenses. The increase in sales and marketing expenses as a percentage of total revenues for the three month period was principally caused by the shortfall in revenue in the third quarter in 1996. The decrease in sales and marketing expenses as a percentage of total revenues in the nine month period resulted primarily from increases in productivity as sales personnel became more productive. The Company expects that sales and marketing expenses will continue to increase in absolute dollars.

        Research and Development. Research and development expenses consist primarily of salaries paid to the engineering staff. The increases in dollar amounts in research and development expenses from the third quarter of 1995 to the same period of 1996 and from the first nine months of 1995 to the first nine months of 1996 are primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. The increase in research and development expenses as a percentage of total revenues for the three month period was principally caused by the shortfall in revenue in the third quarter in 1996. The decrease in research and development expenses as a percentage of total revenues for the nine month period was primarily due to the increase in total revenues during the same period. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive and, accordingly, the Company anticipates that research and development expenses will increase in absolute dollars. In addition, the Company expects research and development expenses to rise as a percentage of revenues in the next twelve months due to anticipated staffing and third party consulting expenses relating to projects to improve the supportability, reliability, and maintainability of the products, to increase integration between products and to support new product development.

   General and Administrative. General and administrative expenses consist primarily of salary expenses for administration and executive staff. These expenses increased in absolute dollars from the third quarter of 1995 to the same period of 1996 and from the first nine months of 1995 to the first nine months of 1996 as the Company increased its finance and information systems department staffing. The increase in general and administrative expenses as a percentage of total revenues for the three month period was principally caused by the shortfall in revenue in the third quarter in 1996. The decrease in general and administrative as a percentage of total revenues for the nine month period was primarily due to the increase in total revenues during the same period. The Company expects that its general and administrative expenses will increase in absolute dollars and decline slightly as a percentage of revenues if the Company's annual revenues continue to increase.

   LIQUIDITY AND CAPITAL RESOURCES.
   The Company's cash and cash equivalents increased to $30,796,000 as of September 30, 1996 from $1,861,000 as of December 31, 1995, due primarily to the Company's initial public offering in the first quarter of 1996. During the first nine months of 1996, the Company repaid $703,000 of long-term debt. As of September 30, 1996, the Company had $4,530,000 in short-term investments, which are classified as available for sale.

   The Company expects that its capital expenditures will remain constant or increase in absolute dollars as the Company's employee base grows. As of September 30, 1996, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of non-cancelable operating leases on its facilities.

   To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

   The Company also has available a $2,000,000 revolving bank line of credit under an agreement that expires in November 1996, which is collateralized by all of the assets of the Company (other than copyrights) and permits borrowing of 80% of eligible accounts receivable. The Company anticipates renewing the revolving bank line of credit. Eligible accounts receivable include accounts receivable that have been outstanding less than 90 days from the date of invoice (excluding related party, disputed receivables, government, contra and intercompany accounts). At September 30, 1996, the maximum amount was available and there were no borrowings outstanding under the line of credit.

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

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

   The Company's limited operating history makes the prediction of future operating results difficult. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is sustainable or indicative of future operating results. For example, in the third quarter of 1996, license revenues declined when compared to the third quarter of 1995. The Company has never been profitable on an annual basis and currently believes that it could experience operating losses through at least the fourth quarter of 1996. Future operating results will depend on many factors, including the growth of the data warehousing market, the length of the sales cycle, the level of product and price competition, demand for the Company's products, transaction size, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, the ability to recruit software engineers and other key personnel, general economic conditions and other factors.

   In the second and third quarters of 1996, the Company experienced a longer sales cycle than in previous quarters. The Company believes the longer sales cycle is due to increased competition and longer contract negotiations. If the longer sales cycle persists or continues to lengthen, the Company's future financial performance could be adversely affected.

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

   Recently, the Company has experienced some decrease in its average transaction size. The average transaction size may be affected by changes in product configuration, especially any increase in configurations that include UNIX-based source and target modules. In addition, the market for the Company's products is highly competitive, and the Company may experience increasing pricing pressures from both its current competitors and new market entrants. Any material reduction in the price of the Company's products or in the size of an average transaction would materially adversely affect the Company's business, operating results and financial condition if the Company were unable to increase unit sales.

   Throughout the remainder of 1996, the Company will continue to invest more in customer services, marketing and research and development, and make personnel additions to the Company's sales force worldwide. These additional expenses may adversely affect the Company's operating margin in 1996 if there are no offsetting increases in revenues or reductions in other operating expenses.

   The Company's stock price has been and may continue to be subject to significant volatility particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, as is common in the industry, a disproportionate amount of the Company's license revenue is derived from transactions that close in the last few weeks of a quarter making quarterly revenues difficult to forecast. The Company may not learn of, or be able to confirm, revenue or earnings shortfalls until the end of each quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are filed as part of this Form
     10-Q:

     11.01        Computation of Net Income (Loss) per Share

     27.01        Financial Data Schedule (EDGAR version only)

     99.01        Report of Independent Accountants


(b) Reports on Form 8-K. No reports were filed during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   November 6, 1996


                                   PRISM SOLUTIONS, INC.
                                   (Registrant)

                                   By:  /S/ JAMES W. ASHBROOK
                                       ------------------------------
                                   James W. Ashbrook
                                   President and Chief Executive Officer
                                   Chairman of the Board

                                   By:  /S/ SAMUEL M. HEDGPETH III
                                       ------------------------------
                                   Samuel M. Hedgpeth III
                                   Vice President, Finance and Administration
                                   Chief Financial Officer

                              PRISM SOLUTIONS, INC.
                                INDEX TO EXHIBITS


         EXHIBIT
         -------

         11.01    COMPUTATION OF NET INCOME (LOSS) PER SHARE

         27.01    FINANCIAL DATA SCHEDULE (EDGAR VERSION ONLY)

         99.01    REPORT OF INDEPENDENT ACCOUNTANTS