Form 10-K
period 1996-12-31
PRISM SOLUTIONS INC
filed 1997-03-28
CIK 1008129

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
     [X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
   FOR THE TRANSITION PERIOD FROM                     TO

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

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant as of March 18, 1997 was approximately $75,252,206. Shares of Common Stock held by each executive, director and 5% or greater shareholder have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 18, 1997, there were approximately 13,378,170 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement in connection with the Registrant's 1997 Annual Meeting of Stockholders to be held May 27, 1997 in Sunnyvale, California are incorporated by reference in Part III.
================================================================================

                             PRISM SOLUTIONS, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                             PART I.                                   PAGE NO.
                                                                                       --------
Item 1.     Business.................................................................      1
Item 2.     Properties...............................................................      6
Item 3.     Legal Proceedings........................................................      6
Item 4.     Submission of Matters to a Vote of Security Holders......................      6
Item 4A.    Executive Officers of the Registrant.....................................      6
                                           PART II.
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....      8
Item 6.     Selected Financial Data..................................................      8
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................      9
Item 8.     Financial Statements and Supplementary Data..............................     14
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures................................................     14
                                           PART III.
Item 10.    Directors and Executive Officers of Registrant...........................     30
Item 11.    Executive Compensation...................................................     30
Item 12.    Security Ownership of Certain Beneficial Owners and Management...........     30
Item 13.    Certain Relationships and Related Transactions...........................     30
                                           PART IV.
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K...........     31
Signatures  .........................................................................     35

                                     PART I

ITEM 1.  BUSINESS

  Overview

     Prism Solutions, Inc. ("Prism" or the "Company") designs, develops, markets and supports data warehouse management software that assists its customers in developing, managing and maintaining data warehouses. Data warehouses are separate databases that store historical data which is collected from an enterprise's existing operational computer systems, then integrated and transformed for use in business analysis and decision making. The Company's products enable its customers to develop and maintain their data warehouses more quickly than by manual programming methods. By using the Company's products, customers can build an initial data warehouse in as little as three to six months and significantly reduce ongoing maintenance costs. At the same time, the Company's products collect and manage "meta data," contextual information describing the data being stored in the warehouse. The meta data collection and analysis capabilities provided by the Company's products allow for more reliable analysis and decision making by providing users with the ability to determine what data is in the warehouse, where it came from, how it was transformed and how it has changed over time.

     Prism's suite of Scaleable Data Warehousing Solutions packages provides a point-and-click user interface for data warehousing projects, complementing products offered by database, data access and systems integration providers. The suite offers support for the construction and maintenance of data warehouses: an iterative warehousing methodology, scaleable software solutions for rapid economic implementation, and a flexible information architecture built on an integrated meta data foundation. The Company supports its products with a range of consulting and implementation services.

     Prism was initially incorporated in California in 1991 and was reincorporated in Delaware in January 1996. The Company maintains its executive offices at 1000 Hamlin Court, Sunnyvale, California, 94089. Its telephone number is (408) 752-1888.

  Products and Services

     Prism offers data warehouse management software products and related services. Its Scaleable Data Warehousing Solutions packages are designed to meet customer needs for data marts, department warehouses, enterprisewide warehouses and conversion environments. Substantially all of the Company's license revenues to date have been attributable to licenses for Prism Warehouse Manager and Prism Directory Manager, the predecessors to Prism Warehouse Executive and Prism Warehouse Directory, respectively. Customers can select from the following packages to match their requirements:

     The Prism Scaleable Data Mart package supports the construction of scaleable data marts for workgroups or departments. It is typically used to build a mart consisting of a single subject area of data within a single target database, commonly sourcing UNIX operational systems and creating a data mart on a UNIX platform. Prism's mart package also simplifies sourcing of more complex legacy systems data.

     The Prism Scaleable Warehouse package supports midrange warehousing projects often requiring integration of data from multiple, heterogeneous source databases to provide consistent information across departmental organizations. Typically this includes sourcing multiple legacy files and targeting one or more relational database environments.

     The Prism Scaleable Enterprise package supports building and maintaining large-scale data warehouses or operational data stores serving a wide variety of users across the enterprise. It enables integration of several subject areas from cross-enterprise data sources, as well as managed deployment of warehouses on multiple heterogeneous databases, scaling from SQL to MPP configurations.

     The Prism Scaleable Conversion package provides data conversion capabilities for migrating data across one application domain. It integrates data from multiple legacy sources into a single target database.

     Each of these packages is based on Prism Warehouse Executive and Prism Warehouse Directory, except for the Prism Scaleable Conversion package, which only contains Prism Warehouse Executive.

     Prism Warehouse Executive has a drag-and-drop graphical user interface that allows users to graphically model the flow of data from multiple data sources into a target data warehouse, including all required data mappings and transformations. The design documents and reports created with Prism Warehouse Executive give the user an overview of a project's structure and workflow, and help them gain visibility to the warehouse or mart construction process. Prism Warehouse Executive extracts and integrates data from mainframe and UNIX-based source databases. Built-in transformations allow users to perform the data conversions, structural changes and summarizations needed to create a consistent, historical perspective of information. Support for user-defined business rules and user exit routines provides customers with the flexibility needed to tailor the warehouse population processes to suit their particular environments and data transformation requirements.

     Prism Warehouse Executive's design and construction capabilities are joined by a common layer of meta data. During the implementation process, technical meta data describing the warehouse source files and output tables is automatically captured, along with the data mappings and transformations required for development. Common meta data enables users to move from planning and design to actual warehouse implementation. Once the warehouse specifications are complete, the meta data serves as the basis for generating programs to integrate, transform and map source data to the target warehouse database.

     The technical meta data collected by Prism Warehouse Executive is stored in the Prism Warehouse Directory, which provides an open platform to integrate and manage both business and technical information about warehouse changes across the enterprise. Developers use this meta data to manage rapid, incremental construction, while users rely on the meta data to help them navigate and access business information. Prism Warehouse Directory's meta data can be read by a variety of decision support tools and industry-standard Web browsers, giving users access to warehouse information using their preferred tools.

     Implementation and Consulting Services. Prism provides both implementation services and longer term consulting services to assist in the sale and installation of its products. Implementation services are marketed by the Company as a standard component of the product license and delivery process, thereby enhancing the likelihood of early-stage customer acceptance and satisfaction. The implementation process, lasting approximately two weeks and delivered by a systems engineering team familiar to the customer, includes an on-site planning session, product training, a detailed design session and implementation of a prototype or limited scope data warehouse.

     Prism's Iterations(TM) methodology is a key underlying component of Prism's Scaleable Data Warehousing Solutions. Iterations establishes an effective development process that defines the ongoing parallel steps and cycles needed to build data warehouses in reasonable timeframes. It details the activities specific to the data warehouse development process, guiding users from the startup phase to analysis and design, through to construction, testing and implementation, then returning to evaluation and management of the subsequent version.

     In conjunction with the Iterations methodology, Prism has introduced a suite of SureStart(TM) consulting programs to help customers achieve early, visible results with their data warehousing projects. The SureStart Readiness Assessment evaluates a company's technical and organizational preparedness to proceed with a data warehouse initiative. The SureStart Mentored Pilot extends the SureStart Readiness Assessment to guide an organization through its initial data warehouse. Prism's SureStart Mart offering focuses on data marts that meet departmental requirements.

     Prism also is engaged in educating the market about the benefits, technology and payback of data warehousing through seminars, an educational curriculum and technical publications. Prism offers executive briefings and seminars worldwide to help companies understand data warehousing strategies. Additionally, Prism publishes a series of Tech Topics and Executive Briefings that provide in-depth information on data warehouse strategy and implementation.

  Product Development

     The Company believes that its future success will depend in part on its ability to maintain and improve its current technologies, enhance its existing products and develop new products that meet an expanding range of customer requirements. The Company intends to expand its existing product offerings and to introduce new data warehousing software products. To date, the Company has relied primarily on internal development of its products, but expects that, based on timing and cost considerations, it will also license or acquire technology or products from third parties or consultants. For example, the Company acquired its web access software from a third party. The Company intends to continue to support industry standard operating environments, client-server architectures and databases.

     The Company is currently rewriting its software code base and plans to incrementally incorporate the new code into its products over the next two years. The first product element to incorporate the new code base was the point-and-click user interface, which was introduced as part of Prism Warehouse Executive in the fourth quarter of 1996. The Company believes that the new code base will allow it to more easily maintain its software and more quickly add additional functionality to its products.

     As of December 31, 1996, the Company's product development staff consisted of 45 full-time equivalent employees. The Company's total expenses for product development for 1994, 1995 and 1996 were $2,436,000, $3,451,000 and $5,705,000, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. To date, the Company has not capitalized any software development costs as such costs required to be capitalized have been immaterial.

     The market for data warehouse software products is characterized by rapidly changing technology and improvements in computer hardware, computer software and databases. The Company's success will depend upon its ability to rewrite its code base, maintain competitive technologies, enhance its current products and develop new products in a timely and cost-effective manner that meet changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be able to develop and market, on a timely basis if at all, product enhancements or new products that respond to changing market conditions or that they will be accepted by customers. The Company has previously experienced delays in the development and introduction of new products and product enhancements. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any failure by the Company to anticipate or to respond adequately to changing market conditions, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of the Company's products and would have a material adverse effect on the Company's business, operating results and financial condition.

  Sales, Marketing and Customer Support

     The Company markets its software and services primarily through a direct sales organization and, to a lesser extent, through third-party distributors and other indirect sales channels. The Company employs skilled engineers and technically proficient salespersons capable of serving the needs of its customers' information and business management staffs. In addition to its direct sales efforts, the Company utilizes advertising, direct mail and public relations programs, participates in numerous industry trade shows and individually or jointly organizes seminars and conferences to promote the adoption of its products and methodologies. The Company currently has domestic offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York and Washington, D.C. In addition, the Company has offices in Reading, United Kingdom; Paris, France; Munich, Germany; Madrid, Spain; Toronto, Canada; and Mexico City, Mexico. Field offices are staffed with both sales and technical pre-sales representatives. In 1997, the Company anticipates opening offices in Hong Kong and Singapore.

     The Company also has developed indirect distribution and marketing channels with vendors whose products fit well strategically with those of the Company. The Company believes that, in order to provide the most comprehensive and competitive data warehouse management solutions for heterogeneous, open systems computing environments, it will be necessary to develop, maintain and enhance close associations with database, data access, hardware and operating system vendors. The Company currently has marketing relationships with over 20 software and hardware vendors and several systems integrators. However, there can be no assurance that the Company will be able to maintain such existing relationships or enter into new relationships. The Company's failure to do so could adversely affect the portability of the Company's products to and compatibility with existing and new platforms and databases and the timing of new and enhanced products into the marketplace. In addition, failure to do so could affect the Company's ability to leverage third party distribution channels and increase its market presence.

     The Company engages distributors to serve certain international markets in which the Company typically does not have a direct sales presence. The Company's current distributors sublicense the Company's products in Australia, Belgium, Denmark, Israel, Italy, Luxembourg, the Netherlands, Portugal, South Africa, Spain and Sweden. In 1997, the Company added additional distributors in Brazil and Mexico. These distributors license the Company's products at a discount for relicensing and may provide training and consulting services to end users. The Company intends to expand its operations in Europe, North America, Latin America and Asia, which will require significant management attention and financial resources. The Company has committed and continues to commit significant resources to developing international sales and support channels and opening international sales offices. There can be no assurance that the Company's efforts to develop international sales and support channels will be successful. The failure of such efforts could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that its ability to provide a high level of customer service and technical support is crucial to its marketing efforts and to the establishment of long-term customer relationships. The Company offers an annual maintenance program to its licensees through the Company's internal support organization that includes product updates and post-sales telephone and fax hotline support. Substantially all of the Company's customers at the time of initial software licensing contract for annual maintenance with the Company. Annual maintenance fees are typically 15% of the license fees for the relevant products. The Company also offers installation, consulting, education and training services on a fee basis to assist customers in developing their data warehouse projects. Education and training is offered at the Company's in-house facilities and at customers' sites. The Company's distributors also offer first-level customer support to their end users, while relying on the Company for any additional support as needed.

     The Company generally ships its products as orders are received. As a result, the Company has relatively little backlog at any given time, and does not consider backlog to be a meaningful indicator of future performance. The Company's sales cycle can range from three months to over a year, depending on factors such as transaction size, the length of the customer relationship, the timing of new product releases, the level of sales management activity and general economic conditions. Historically, a substantial majority of the Company's revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of such revenues in the last two weeks of the third month. Because of the relatively large dollar size of the Company's typical software license, any delay in the closing of a transaction can have a significant impact on the Company's operating results for a particular period.

     At December 31, 1996, the Company had more than 200 active customers, some with multiple installations. No customer accounted for more than 10% of the Company's total revenues in 1995 or 1996. In 1994, Canadian Imperial Bank of Commerce accounted for 11% of the Company's total revenues.

  Competition

     The data warehouse market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope of the products and services they offer. The Company encounters competition from a number of sources, including management information systems departments of customers and potential customers. The most active competitors to the Company's Prism Scaleable Enterprise and Prism Scaleable Warehouse packages are Evolutionary Technologies International, Carleton Corporation, and PLATINUM Technology. The most active competitor to the Company's Prism Scaleable Data Mart package is Informatica and several other small, private companies. Notwithstanding the foregoing, all competitors compete in each market segment. The Company expects to experience additional competition from other established and emerging software companies, including some of the Company's current marketing partners. Increased competition has resulted in the lengthening of sales cycles and price reductions, and could result in reduced transaction sizes, fewer customer orders, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that the principal competitive factors affecting the data warehouse market include technical performance and product attributes such as functionality, portability, reliability, ease of use, adaptability and scaleability, product reputation, quality, customer service and support, price, ability to integrate with products produced by other vendors, the effectiveness of sales and marketing efforts and company reputation. There can be no assurance that the Company will be successful in competing in the future with respect to these or other factors.

     Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

  Intellectual Property and Other Proprietary Rights

     The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses its software pursuant to signed license agreements, which impose certain restrictions on the licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     To date, the Company has not been notified that the Company's products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that data warehouse software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  Employees

     As of December 31, 1996, the Company employed 193 full-time equivalent persons, including 89 in sales, presales technical support, marketing and related activities, 54 in product development and support, 26 in consulting and educational services, and 24 in management, administration and finance. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry, and an inability to attract and retain qualified development and sales personnel, in particular, could postpone product release schedules and adversely affect the Company's ability to generate revenue.

     None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement with respect to his or her employment by the Company. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing, support and product development facility is located in approximately 38,000 square feet of space in Sunnyvale, California. The lease on this office space expires in April 1998, but has a two-year renewal option. The Company also leases approximately 4,000 square feet of space in the United Kingdom under a lease agreement that expires in July 1999. The Company currently leases small field offices in seven United States cities, as well as in France, Germany, Spain, Canada and Mexico. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     On March 5, 1997, a class action complaint was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the underwriters of its initial public offering. The complaint was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996, and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. The Company believes the complaint has no merit and will vigorously defend itself.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their respective ages as of March 18, 1997, are as follows:

                  NAME                     AGE                      POSITION
-----------------------------------------  ---      -----------------------------------------
James W. Ashbrook........................  54       Chairman of the Board of Directors
Warren M. Weiss..........................  40       President and Chief Executive Officer
William B. Binch.........................  57       Vice President, North American Field
                                                    Operations
Samuel M. Hedgpeth III...................  50       Vice President, Finance and
                                                    Administration, Chief Financial Officer
                                                    and Secretary
Philip M. Sakakihara.....................  53       Vice President, Development
Cynthia F. Schmidt.......................  53       Vice President, Marketing
Donald N. Taylor.........................  43       Vice President, International

     Mr. Ashbrook has been a director since September 1991 and Chairman of the Board of Directors since March 1995. He also served as President and Chief Executive Officer of the Company from June 1991 to

February 1997. From 1985 to May 1991, Mr. Ashbrook was employed by AST Research ("AST"), most recently as Senior Vice President, Marketing and, from 1983 to 1984, Mr. Ashbrook served as Vice President of Sales and Marketing for CXI, Inc., a marketer of high performance hardware and software products. He has also held executive and management positions at Momentum Computers, National Advanced Systems and International Business Machines Corporation. Mr. Ashbrook holds Bachelor of Science and Master of Science degrees in mechanical engineering from the University of Illinois.

     Mr. Weiss has been President, Chief Executive Officer and a Director of the Company since February 1997. From June 1996 to February 1997, he served as President and Chief Operating Officer of SQRIBE Technologies, a provider of server-based reporting solutions. From April 1995 to May 1996, Mr. Weiss served as President and Chief Executive Officer of Strategic Mapping, Inc., a software development company. From 1993 to 1994, Mr. Weiss was employed by NeXT Computer, Inc., a computer systems company, most recently as Vice President, Worldwide Sales and Service. He has also held senior management positions at Continuum and Management Science America. Mr. Weiss holds a Bachelor of Science in criminology from Western Illinois University.

     Mr. Binch joined the Company in January 1996 as Vice President, North American Field Operations. From June 1994 to December 1995, he served as Vice President, Sales at Business Objects, a computer software company. From January 1994 to June 1994, Mr. Binch served as Vice President, U.S. Sales at Interlink, Inc., a computer software company. From 1988 to June 1993, he was employed by Oracle Corporation, most recently as Vice President of Sales, Strategic Accounts. He has also held positions at Itel Corporation and IBM Corporation. Mr. Binch holds a Bachelor of Science degree in industrial engineering from the University of Maryland.

     Mr. Hedgpeth joined the Company in September 1994 as Vice President, Finance and Administration and Chief Financial Officer. He became the Secretary of the Company in December 1994. From 1990 to July 1994, Mr. Hedgpeth was Vice President, Finance & Administration of Versant Object Technology, a computer database company. From 1983 to 1990, Mr. Hedgpeth was employed by Silvar-Lisco, a computer-automated engineering software company, as Vice President of Finance. Mr. Hedgpeth holds a Bachelor of Science degree in business administration from the University of California and a Master of Business Administration from the University of California at Los Angeles.

     Mr. Sakakihara joined the Company in December 1995 as Vice President, Development. From July 1994 to December 1995, he served as Vice President, Engineering at ViewStar Corporation, a computer software company. Mr. Sakakihara was employed by Hewlett-Packard Company from 1972 to July 1994, most recently as General Manager, Distributed Computing Products Operation. Mr. Sakakihara holds a Bachelor of Arts degree in applied mathematics from San Jose State University and a Master of Science degree in applied mathematics from Santa Clara University.

     Ms. Schmidt was a co-founder of the Company and has served as Vice President, Marketing since March 1991. From 1988 to 1990, Ms. Schmidt served as President of Earth Visions Gallery, an art gallery. From 1983 to 1987, Ms. Schmidt was employed by CXI, Inc. as Marketing Communications Director and continued in that position from 1987 to 1988 after Novell Corporation purchased CXI, Inc. She has also held positions at Memorex Corporation and Qume Corporation. Ms. Schmidt holds a Bachelor of Science degree in business administration from Simmons College.

     Mr. Taylor joined the Company in August 1995 as Vice President, International. From January 1994 to August 1995, he was employed by Oracle U.K. Ltd., where he served as Director of Marketing. Prior to joining Oracle U.K. Ltd., Mr. Taylor was employed by Sun Microsystems, where he served as Director of Marketing, Northern Europe from January 1992 to December 1993 and as Director of Marketing, U.K. from November 1991 to January 1992. From 1989 to August 1991, Mr. Taylor was Vice President, European General Manager at Netwise International Ltd. He holds a Bachelor of Arts degree in history from Williams College.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Price Range of Common Stock

     The Company's common stock is traded on the Nasdaq National Market under the symbol PRZM. The following table sets forth, for the periods indicated, the range of high and low sales prices since the Company completed its initial public offering on March 15, 1996:

                                  FISCAL                              HIGH        LOW
        -----------------------------------------------------------  -------    -------
        1996
        First Quarter (since March 15, 1996).......................  $ 26.50    $ 23.50
        Second Quarter.............................................  $ 36.75    $ 22.38
        Third Quarter..............................................  $ 18.75    $  8.50
        Fourth Quarter.............................................  $  9.00    $  4.25

     On March 18, 1997, there were approximately 136 record holders of Prism Solutions, Inc. common stock.

  Dividend Policy

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                        YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------
                                     1992        1993        1994          1995            1996
                                    -------     -------     -------     -----------     -----------
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Total revenues....................  $     1     $ 1,739     $ 8,227     $    17,760     $    30,424
Gross margin......................        1       1,093       6,460          14,341          23,285
Loss from operations..............   (1,841)     (4,096)     (2,497)         (2,767)         (3,151)
Net loss..........................  $(1,816)    $(4,063)    $(2,538)    $    (2,738)    $    (1,839)
Pro forma net loss per share
  (1).............................                                      $     (0.25)    $     (0.14)
Pro forma shares used in per share
  calculations (1)................                                       11,036,385      12,750,729

BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments..........  $ 1,091     $ 3,049     $ 3,205     $     1,861     $    34,896
Working capital...................    1,000       2,972       3,247             904          34,498
Total assets......................    1,316       4,329       7,257          10,493          46,299
Long-term obligations.............       --          --          --             271              --
Total stockholders' equity........    1,089       3,142       3,623           2,054          36,508

---------------
(1) For an explanation of the shares used in the pro forma per share calculation, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Additional Factors That Might Affect Future Results."

 Overview

     Prism designs, develops, markets and supports data warehouse management software that assists customers in developing, managing and maintaining data warehouses. The Company was incorporated in California in March 1991 and reincorporated in Delaware in February 1996. Through the end of 1992, the Company was in the development stage and was engaged primarily in research and development and the establishment of a sales and marketing infrastructure. The Company began shipping its principal products, Prism Warehouse Manager, in December 1992 and Prism Directory Manager in April 1995. In December 1996, Prism Warehouse Manager and Prism Directory Manager were replaced with Prism Warehouse Executive and Prism Warehouse Directory, respectively, as the Company's next generation software. In the fourth quarter of 1996, Prism also completed the first transactions for Iterations, its consulting methodology. The majority of the Company's total revenues to date have been derived from software license revenues, which accounted for 61% of total revenues in 1996. Services and other revenues accounted for the remaining revenues in 1996. The Company expects that license revenues will continue to account for a majority of the Company's total revenues for the foreseeable future.

  Results of Operations

     The following table sets forth selected consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                                       YEAR ENDED DECEMBER 31,
                                                                      -------------------------
                                                                      1994      1995      1996
                                                                      -----     -----     -----
Revenues:
  License...........................................................   76.5%     71.3%     61.4%
  Services and other................................................   23.5      28.7      38.6
                                                                      -----     -----     -----
     Total revenues.................................................  100.0     100.0     100.0
                                                                      -----     -----     -----
Cost of revenues:
  License...........................................................    1.4       1.3       2.5
  Services and other................................................   20.1      18.0      21.0
                                                                      -----     -----     -----
     Total cost of revenues.........................................   21.5      19.3      23.5
                                                                      -----     -----     -----
       Gross margin.................................................   78.5      80.7      76.5
                                                                      -----     -----     -----
Costs and expenses:
  Sales and marketing...............................................   68.5      64.2      58.0
  Research and development..........................................   29.6      19.4      18.7
  General and administrative........................................   10.8      12.7      10.2
                                                                      -----     -----     -----
     Total operating expenses.......................................  108.9      96.3      86.9
                                                                      -----     -----     -----
  Loss from operations..............................................  (30.4)    (15.6)    (10.4)
Interest income, net................................................    0.5       0.8       4.9
Other expense, net..................................................   (0.2)     (0.3)     (0.1)
                                                                      -----     -----     -----
  Loss before income taxes..........................................  (30.1)    (15.1)     (5.6)
                                                                      -----     -----     -----
Provision for income taxes..........................................    0.7       0.3       0.5
                                                                      -----     -----     -----
       Net loss.....................................................  (30.8)%   (15.4)%    (6.1)%
                                                                      =====     =====     =====

  Revenues

     Total revenues were $8,227,000, $17,760,000 and $30,424,000 in 1994, 1995 and 1996, respectively, representing increases of 115.9% from 1994 to 1995 and 71.3% from 1995 to 1996. The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training. Fees for services are charged separately from license fees for the Company's software.

     License Revenues. Revenues from software licenses were $6,295,000, $12,668,000 and $18,690,000 in 1994, 1995 and 1996, respectively, representing increases of 101.2% from 1994 to 1995 and 47.5% from 1995 to 1996. The increases in license revenues from 1994 to 1996 were primarily attributable to growing acceptance of the Company's products and an increase in the number and tenure of direct sales personnel, which led to increases in the number of units licensed. In addition, license revenues in 1995 were favorably affected by the introduction of Prism Directory Manager in April 1995, which increased the average transaction size entered into by the Company. The Company's average transaction size increased slightly from 1994 to 1995 and remained constant in 1996. In 1994, the Company's direct sales accounted for all of its license revenues. In 1995 and 1996, the Company began to license a growing portion of its products through indirect channels, which accounted for 8.4%, and 18.0% of the Company's total license revenues, respectively.

     Services and Other Revenues. Services and other revenues were $1,932,000, $5,092,000 and $11,734,000 in 1994, 1995 and 1996, respectively, representing increases of 163.6% from 1994 to 1995 and 130.4% from 1995 to 1996. The growth from 1994 to 1996 was the result primarily of an increase in the number and size of consulting engagements and, to a lesser extent, of increased licensing activity and maintenance renewals. As a percentage of total revenues, services and other revenue comprised 23.5%, 28.7% and 38.6% in 1994, 1995 and 1996, respectively. A majority of services and other revenues in 1996 came from consulting revenues. The Company expects that services and other revenues will increase in absolute dollars and remain fairly constant as a percentage of revenues if total revenues continue to increase.

     International Revenues. International revenues accounted for 15.2%, 14.8% and 30.8% of total revenues in 1994, 1995 and 1996, respectively. In 1994 and 1995, the majority of international sales were made in Canada. In 1996, the majority of international sales were made in Europe, where the Company significantly increased the number of direct sales personnel and the number of international distributors and resellers marketing the Company's products. During 1996, the Company established direct sales offices in France, Germany and Mexico. A small portion of the Company's international sales are denominated in foreign currencies and, accordingly, the Company is subject to foreign currency exchange risk. The Company has not engaged in foreign currency hedging activities. See "Foreign Currency Translation" under Note 2 of the Notes to Consolidated Financial Statements for more information.

  Cost of Revenues

     Cost of License Revenues. Cost of license revenues consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials. Cost of license revenues was $113,000, $223,000 and $769,000 in 1994, 1995 and 1996,
respectively, representing 1.4%, 1.3% and 2.5% of total revenues for those years. The increase both in absolute dollars and as a percentage of revenues from 1995 to 1996 was primarily attributable to increased royalties and commissions paid to third party vendors. The Company expects that the cost of license revenues will increase both in absolute dollars and as a percentage of license revenues as the Company licenses additional technology and products from third parties for inclusion in its product line.

     Cost of Services and Other Revenues. Cost of services and other revenues consists primarily of personnel-related costs incurred in providing consulting and implementation services, telephone support and training to customers. Cost of services and other revenues was $1,654,000, $3,196,000 and $6,370,000 in 1994, 1995 and 1996, respectively, representing 20.1%, 18.0% and 21.0% of total revenues for those years. The dollar amount of cost of services and other revenues increased significantly from 1994 to 1996 primarily because of increased personnel-related costs as the Company continued to expand its consulting, customer support and training organizations to support an increase in sales. The Company expects that the cost of services and other revenues will increase in absolute dollars and as a percentage of revenues if the Company's services and other revenues continue to increase in absolute dollars.

  Operating Expenses

     The Company's operating expenses were $8,957,000, $17,108,000 and $26,436,000, or 108.9%, 96.3% and 86.9% of total revenues, in 1994, 1995 and
1996, respectively. The growth in operating expenses in absolute dollars occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels, and the expansion of facilities. The decrease in operating expenses as a percentage of revenues resulted from economies of scale associated with the Company's growing revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and promotional expenses. Sales and marketing expenses were $5,632,000, $11,395,000 and $17,637,000, or 68.5%, 64.2% and 58.0% of total revenues, in 1994, 1995 and
1996, respectively. The increases in dollar amounts in sales and marketing expenses were primarily due to the expansion of the Company's sales operations and increased marketing activities, including trade shows and promotional expenses. The decrease in sales and marketing expenses as a percentage of total revenues resulted primarily from increases in productivity as newly hired sales personnel and system engineers became more experienced, and due to the benefits of economies of scale associated with the increase in total revenues. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but decrease as a percentage of total revenues if the Company's annual revenues continue to increase.

     Research and Development. Research and development expenses consist primarily of salaries paid to the engineering staff. Research and development expenses were $2,436,000, $3,451,000 and $5,705,000, or 29.6%, 19.4% and 18.7%
of total revenues, in 1994, 1995 and 1996, respectively. The increases in dollar amounts in research and development expenses since 1994 were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive and, accordingly, the Company anticipates that research and development expenses will increase in absolute dollars and remain fairly constant as a percentage of revenue if the Company's annual revenues continue to increase.

     General and Administrative. General and administrative expenses consist primarily of salary expenses for administration and executive staff. General and administrative expenses were $889,000, $2,262,000 and $3,094,000, or 10.8%,
12.7% and 10.2% of total revenues, in 1994, 1995 and 1996, respectively. These expenses increased in absolute dollars from 1994 to 1996 primarily as a result of increases in staffing and an expansion of facilities. The Company expects that its general and administrative expenses will increase in absolute dollars as the Company's total workforce increases and will remain fairly constant as a percentage of revenues if the Company's annual revenues continue to increase.

  Provision for Income Taxes.

     The provision for income taxes in 1994, 1995 and 1996 resulted primarily from foreign withholding taxes. As of December 31, 1996, the Company had federal and California net operating loss carryforwards of approximately $9,700,000 and $1,900,000, respectively, and federal and California research and development tax credit carryforwards of $360,000 and $135,000, respectively. These carryforwards will expire between 1997 and 2010 if not utilized prior to that time.

     The Company determines its income tax liability in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." Under FAS 109, the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has established a valuation allowance to the extent of its deferred tax assets because it is not more likely than not that a benefit can be realized in the future due to the Company's recurring operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and other short-term investments increased to $34,896,000 as of December 31, 1996 from $1,861,000 as of December 31, 1995, due primarily to the Company's initial public offering in the first quarter of 1996. During 1996, the Company repaid $703,000 of long-term debt. As of December 31, 1996, the Company had $14,844,000 in cash and cash equivalents and $20,052,000 in short-term investments, which are classified as available for sale.

     In 1994, 1995, and 1996, the Company used net cash in operating activities primarily as a result of net losses and increases in accounts receivable associated with increases in revenues.

     In 1994 and 1995, the Company's investing activities consisted of purchases of property and equipment, primarily computer workstations and file servers, in the amount of $348,000 and $1,438,000, respectively. In 1996, the Company's investing activities of $21,706,000 consisted primarily of purchases of short-term financial instruments as well as purchases of property and equipment. The Company expects that its capital expenditures will remain constant or increase in absolute dollars as the Company's employee base grows. As of December 31, 1996, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of non-cancelable operating leases on its facilities.

     The Company's financing activities provided $35,484,000 in 1996, principally due to proceeds from the Company's initial public offering completed in March 1996. In 1995, stockholder payments on a receivable and borrowings on equipment lines of credit provided $1,735,000, net of repayments, in financing activity. Financing activities provided $3,015,000 in 1994, primarily due to proceeds from the sale of convertible preferred stock.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

     The Company believes its current cash balances and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

     The Company's limited operating history makes the prediction of future operating results difficult. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is sustainable or indicative of future operating results. The Company has never been profitable on an annual basis and currently believes that it could experience operating losses in 1997. Future operating results will depend on many factors, including the growth of the data warehousing market, the length of the sales cycle, the level of product and price competition, demand for the Company's products, transaction size, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, the ability to recruit and retain software engineers and other key personnel, general economic conditions and other factors.

     The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. From January 1, 1994 to December 31, 1996, the size of the Company's professional staff increased from 39 to 193 full-time equivalent employees. In addition, the Company expanded geographically in 1996 by adding employees in Europe and Latin America. Further significant increases in the number of employees are anticipated during 1997. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve performance levels, the Company's business, operating results and financial condition could be adversely affected.

     The Company's future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. There is significant competition for employees with the skills required to perform the services offered by the Company, particularly for software development engineers, and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of highly skilled employees. During 1996, Edward Young, former Vice President of Strategy and Architecture, terminated his employment with the Company and in early 1997, William Inmon, former Executive Vice President of Technology, also terminated his employment with the Company. The loss of a significant number of the Company's senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a material adverse effect on the Company's business, operating results and financial condition, including its ability to attract employees.

     The licensing of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. During 1996, the Company began to experience longer sales cycles. The Company believes the longer sales cycles are due to increased competition, especially in the data mart segment. If the longer sales cycle persists or continues to lengthen, the Company's future financial performance could be adversely affected.

     The market for the Company's products is highly competitive, and the Company may experience increasing pricing pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's products or in the size of an average transaction would materially adversely affect the Company's business, operating results and financial condition if the Company were unable to increase unit sales. See "Competition" under Item
1 -- Business.

     Revenues from licensing of the Company's products and related services outside the United States increased 257% from 1995 to 1996. The Company intends to continue to expand its operations in Europe and into Asia and Latin America, which will require significant management attention and financial resources. There can be no assurance that the Company's efforts to develop international sales and support channels will be successful, and the failure of such efforts could have a material adverse effect on the Company's business, operating results and financial condition. International sales are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability.

     Substantially all of the Company's revenues to date have been attributable to licenses for Prism Warehouse Manager (replaced by Prism Warehouse Executive), Prism Directory Manager (replaced by Prism Warehouse Directory) and related services. The Company currently expects that revenues attributable to Prism Warehouse Executive and Prism Warehouse Directory, including maintenance and consulting services, will continue to account for a majority of the Company's total revenues in 1997. A decline in demand for or failure to achieve broad market acceptance of these products as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in license revenues from these products would also have a material adverse effect on sales of other Company products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new releases of Prism Warehouse Executive and Prism Warehouse Directory, including new versions incorporating the new code base. There can be no assurance that the Company will continue to be successful in these or any new or enhanced products.

     Throughout 1997, the Company will continue to invest more in customer services, marketing and research and development, and make personnel additions to the Company's sales force worldwide. These additional expenses may adversely affect the Company's operating margin in 1997 if there are no offsetting increases in revenues or reductions in other operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 1996 and 1995.............................      15
Consolidated Statements of Operations for the three years ended December 31, 1996.....      16
Consolidated Statements of Stockholders' Equity for the three years ended December 31,
  1996................................................................................      17
Consolidated Statements of Cash Flows for the three years ended December 31, 1996.....      18
Notes to the Consolidated Financial Statements........................................      20
Report of Coopers & Lybrand L.L.P., Independent Accountants...........................      29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                             PRISM SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1995            1996
                                                                      ------------    ------------
                                              ASSETS
Current assets:
  Cash and cash equivalents.........................................    $  1,861        $ 14,844
  Short-term investments............................................          --          20,052
  Accounts receivable, net of allowance for doubtful accounts of
     $356 in 1995 and $400 in 1996..................................       6,813           8,392
  Other receivables.................................................          23             151
  Prepaid expenses and other current assets.........................         369             836
                                                                        --------        --------
     Total current assets...........................................       9,066          44,275
Property and equipment, net.........................................       1,298           1,861
Deposits............................................................         129             163
                                                                        --------        --------
          Total assets..............................................    $ 10,493        $ 46,299
                                                                        ========        ========
                                           LIABILITIES
Current liabilities:
  Current portion of long-term debt.................................    $    432        $     --
  Accounts payable..................................................         632           1,298
  Accounts payable to related party.................................          94              28
  Accrued payroll and related.......................................         783           1,726
  Accrued commissions...............................................         523             703
  Deferred revenue..................................................       4,775           4,752
  Other accrued liabilities.........................................         923           1,270
                                                                        --------        --------
     Total current liabilities......................................       8,162           9,777
Long-term debt, less current portion................................         271              --
Other liabilities...................................................           6              14
                                                                        --------        --------
          Total liabilities.........................................       8,439           9,791
                                                                        --------        --------
Commitments and contingencies (Note 5)
                                       STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $0.001 per share:
  Authorized: 8,990,817 shares in 1995 and 1,000,000 shares in 1996
  Issued and outstanding: 7,990,817 shares in 1995 and 0 shares in
  1996 (Liquidation value: $0)......................................           8              --
Common stock, par value $0.001 per share:
  Authorized: 50,000,000 shares Issued and outstanding: 2,852,173
  shares in 1995 and 13,275,215 in 1996.............................           3              14
Additional paid-in capital..........................................      13,611          49,876
Receivables from stockholders.......................................        (129)           (104)
Accumulated deficit.................................................     (11,439)        (13,278)
                                                                        --------        --------
     Total stockholders' equity.....................................       2,054          36,508
                                                                        --------        --------
          Total liabilities and stockholders' equity................    $ 10,493        $ 46,299
                                                                        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          1994           1995            1996
                                                       ----------     -----------     -----------
Revenues:
  License............................................  $    6,295     $    12,668     $    18,690
  Services and other.................................       1,932           5,092          11,734
                                                       ----------     -----------     -----------
  Total revenues.....................................       8,227          17,760          30,424
                                                       ----------     -----------     -----------
Cost of revenues:
  License............................................         113             223             769
  Services and other.................................       1,654           3,196           6,370
                                                       ----------     -----------     -----------
  Total cost of revenues.............................       1,767           3,419           7,139
                                                       ----------     -----------     -----------
  Gross margin.......................................       6,460          14,341          23,285
                                                       ----------     -----------     -----------
Costs and expenses:
  Sales and marketing................................       5,632          11,395          17,637
  Research and development...........................       2,436           3,451           5,705
  General and administrative.........................         889           2,262           3,094
                                                       ----------     -----------     -----------
  Total operating expenses...........................       8,957          17,108          26,436
                                                       ----------     -----------     -----------
  Loss from operations...............................      (2,497)         (2,767)         (3,151)
Interest income, net.................................          43             145           1,484
Other expense, net...................................         (21)            (60)            (34)
                                                       ----------     -----------     -----------
  Loss before income taxes...........................      (2,475)         (2,682)         (1,701)
Provision for income taxes...........................          63              56             138
                                                       ----------     -----------     -----------
  Net loss...........................................  $   (2,538)    $    (2,738)    $    (1,839)
                                                       ==========     ===========     ===========
Net loss per share...................................  $    (0.90)    $     (0.90)    $     (0.16)
                                                       ==========     ===========     ===========
Shares used in per share calculation.................   2,814,115       3,045,568      11,219,156
Pro forma net loss per share.........................                 $     (0.25)    $     (0.14)
                                                                      ===========     ===========
Pro forma shares used in per share calculation.......                  11,036,385      12,750,729

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      CONVERTIBLE
                                    PREFERRED STOCK        COMMON STOCK       ADDITIONAL   RECEIVABLES
                                  -------------------   -------------------    PAID-IN         FROM       ACCUMULATED
                                    SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS     DEFICIT      TOTAL
                                  ----------   ------   ----------   ------   ----------   ------------   -----------   -------
Balance at December 31, 1993....   6,371,487    $  6     1,562,316    $  2     $  9,296                    $  (6,163)   $ 3,141
  Issuance of common stock under
    stock option plan...........                            11,113                    2                                       2
  Issuance of Series D preferred
    stock, net of issuance
    costs.......................   1,619,330       2                              4,048      $ (1,032)                    3,018
  Net loss......................                                                                              (2,538)    (2,538)
                                  ----------     ---    ----------     ---       ------       -------       --------    --------
Balance at December 31, 1994....   7,990,817       8     1,573,429       2       13,346        (1,032)        (8,701)     3,623
  Issuance of common stock under
    stock option plan...........                         1,281,604       1          266          (129)                      138
  Issuance of common stock for
    consulting purposes.........                            16,541                    4                                       4
  Repurchase of common stock....                           (19,401)                  (5)                                     (5)
  Payment received on
    receivables from
    stockholder.................                                                                1,032                     1,032
Net loss........................                                                                              (2,738)    (2,738)
                                  ----------     ---    ----------     ---       ------       -------       --------    --------
Balance at December 31, 1995....   7,990,817       8     2,852,173       3       13,611          (129)       (11,439)     2,054
  Conversion of preferred
    stock.......................  (7,990,817)     (8)    7,990,817       8
  Issuance of common stock in
    initial public offering.....                         2,325,500       3       35,610                                  35,613
  Issuance of common stock under
    stock option plan...........                           116,324                   78                                      78
  Issuance of common stock under
    stock purchase plan.........                            42,751                  491                                     491
  Issuance of common stock for
    consulting purposes.........                            11,472                  106                                     106
  Repurchase of common stock....                           (63,822)                 (20)                                    (20)
  Payments received on
    receivables from
    stockholders................                                                                   25                        25
  Net loss......................                                                                              (1,839)    (1,839)
                                  ----------     ---    ----------     ---       ------       -------       --------    --------
Balance at December 31, 1996....          --    $ --    13,275,215    $ 14     $ 49,876      $   (104)     $ (13,278)   $36,508
                                  ==========     ===    ==========     ===       ======       =======       ========    ========

  The accompanying notes are an integral part of these consolidated financial statements

                             PRISM SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1994        1995         1996
                                                               -------     -------     --------
Cash flows from operating activities:
  Net loss...................................................  $(2,538)    $(2,738)    $ (1,839)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization...........................      168         501        1,160
     Provision for doubtful accounts.........................       54         281           44
     Loss on disposal of property and equipment..............        2          48           --
     Common stock issued for consulting services.............       --           4           --
     Proceeds from stock issued for consulting purposes......       --          --          106
     Changes in operating assets and liabilities:
       Accounts receivable...................................   (2,409)     (3,651)      (1,623)
       Other receivables.....................................     (118)         95         (128)
       Prepaid expenses and other assets.....................      (94)       (367)        (501)
       Accounts payable......................................      (88)        351          597
       Accounts payable to related party.....................       19          38          (66)
       Accrued payroll and related...........................      143         438          943
       Accrued commissions...................................      331         103          180
       Deferred revenue......................................    1,885       2,475          (23)
       Other accrued liabilities.............................      135         654          355
                                                               -------     -------     --------
          Net cash used in operating activities..............   (2,510)     (1,768)        (795)
                                                               -------     -------     --------
Cash flows from investing activities:
  Purchases of short-term investments........................       --          --      (20,052)
  Purchases of property and equipment........................     (348)     (1,438)      (1,654)
                                                               -------     -------     --------
          Net cash used in investing activities..............     (348)     (1,438)     (21,706)
                                                               -------     -------     --------
Cash flows from financing activities:
  Borrowings on equipment lines of credit....................       --         807           --
  Repayments on equipment lines of credit....................       --        (104)        (703)
  Proceeds from sale of preferred stock, net.................    3,018          --           --
  Proceeds from sale of common stock, net....................       --          --       35,613
  Proceeds from exercise of stock options....................        2         138           78
  Proceeds from stock sold through employee purchase plan....       --          --          491
  Repurchase of common stock.................................       --          (5)         (20)
  Payments received on receivable from stockholder...........       --       1,032           25
  Repayment of other liabilities.............................       (5)         (6)          --
                                                               -------     -------     --------
          Net cash provided by financing activities..........    3,015       1,862       35,484
                                                               -------     -------     --------
Net increase (decrease) in cash and cash equivalents.........      157      (1,344)      12,983
Cash and cash equivalents at beginning of year...............    3,048       3,205        1,861
                                                               -------     -------     --------
Cash and cash equivalents at end of year.....................  $ 3,205     $ 1,861     $ 14,844
                                                               =======     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                                       1994      1995     1996
                                                                      ------     ----     ----
Supplemental cash flow information:
  Cash paid for income taxes........................................  $   59     $ 58     $ 81
  Cash paid for interest............................................  $    4     $ 24     $ 22
Supplemental disclosure of noncash transactions:
  Acquisition of equipment under capital lease obligation...........  $   23     $ --     $ --
  Receivable from stockholder for Series D preferred stock..........  $1,032     $ --     $ --
  Receipt of notes receivable from employees for common stock issued
     under the stock option plan....................................  $   --     $129     $ --
  Property and equipment included in accounts payable...............  $    2     $ 49     $ 69
  Issuance of common stock for consulting services..................  $   --     $  4     $106
  Conversion of preferred stock into common stock in initial public
     offering.......................................................  $   --     $ --     $  8

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BUSINESS OF THE COMPANY

     Prism Solutions, Inc. (the "Company") designs, develops, markets and supports data warehouse management software that assists its customers in developing, managing and maintaining data warehouses. The Company currently markets its software products to a wide variety of businesses and other organizations in North America, Europe, South Africa and Australia. Substantially all of the Company's revenues to date have been attributable to licenses of one of the Company's products and related services.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     In 1995, the Company established wholly-owned subsidiaries in the United Kingdom, Germany, France and Spain. In 1996, the Company established wholly-owned subsidiaries in Mexico and Canada. The consolidated financial statements include the financial statements of Prism Solutions, Inc. and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Short Term Investments

     The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. Highly liquid investments with an original or remaining maturity beyond three months are classified as short-term investments and carried at fair value, which approximates cost.

  Concentration of Credit Risk and Fair Value of Financial Instruments

     As of December 31, 1996, the Company had cash and cash equivalents totaling $894 deposited in five U.S. accounts of a major bank. Insurance for such a deposit by the Federal Deposit Insurance Corporation is limited to $100 per account. In addition, the Company maintained $13,695 of its cash and cash equivalents at three national investment management companies in a variety of financial instruments, such as money market accounts and government securities. The balance of the Company's cash and cash equivalents was held in various foreign banks. Through December 31, 1996, no material losses had been experienced on such investments.

     As of December 31, 1996, the Company had short term investments totaling $20,052 which are available for sale. Short term investments principally consist of municipal securities and corporate bonds. Through December 31, 1996, no material losses had been experienced on such investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

     The Company markets its software products directly and through resellers, and generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains an allowance for

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

doubtful accounts. As of December 31, 1995 and December 31, 1996, no one customer accounted for more than 10% of accounts receivable.

     For financial instruments consisting of cash and cash equivalents, accounts receivable, other receivables, deposits, long-term debt, accounts payable, accrued liabilities and receivables from stockholders included in the Company's consolidated financial statements, the carrying amounts are reasonable estimates of fair value.

  Property and Equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives of two years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or their lease terms, whichever is less.

  Revenue Recognition

     The Company's product revenues are derived from software licensing fees, and the service revenues are derived from maintenance support services, consulting, implementation and training. Product revenues are generally recognized after execution of a licensing agreement, receipt of a purchase order and shipment of the product, if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. The Company's license agreements generally do not provide a right of return.

     Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the service. Payments for maintenance fees are generally received in advance and are generally nonrefundable. Consulting, implementation and training revenues are generally recognized following execution of a contract, performance of the related services and if collection of the resulting receivables is deemed probable.

  Advertising Costs

     Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $138, $410 and $380 in 1994, 1995 and 1996, respectively.

  Research and Development

     Research and development expenditures are expensed as incurred.

  Software Development Costs

     Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86 ("FAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under FAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. Such costs have been immaterial to date.

  Income Taxes

     The Company determines its income tax liability in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." Under FAS 109, the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

  Foreign Currency Translation

     All subsidiaries located outside the United States operate with the U.S. dollar as the functional currency. Net nonmonetary assets are translated at historical exchange rates, and net monetary assets are translated at current exchange rates. Transaction and translation gains and losses are included in the determination of the results of operations and were not material.

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

  Recent Pronouncements

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 will become effective for the Company's year ending December 31, 1997. The impact of adopting FAS 128 on the Company's financial statements has not yet been determined.

3.  PROPERTY AND EQUIPMENT

                                                                  DECEMBER 31,
                                                               -------------------
                                                                1995         1996
                                                               ------       ------
            Computers and equipment..........................  $1,054       $2,424
            Furniture and fixtures...........................     187          336
            Software.........................................     321          712
            Leasehold improvements...........................     290          103
                                                               ------       ------
                                                                1,852        3,575
            Less accumulated depreciation and amortization...     554        1,714
                                                               ------       ------
                                                               $1,298       $1,861
                                                               ======       ======

4.  LONG-TERM DEBT

     In 1995, the Company entered into two revolving lines of credit loan agreements, each permitting borrowings up to $500, for the purpose of acquiring property and equipment. During 1996, the Company repaid all outstanding long-term debt with a portion of the proceeds from the initial public offering.

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases its facilities under noncancelable operating leases that expire through July 1999 with renewal options at fair market value for additional periods. The Company is generally responsible for maintenance, property taxes, liability and personal property insurance and utilities relating to its facility leases.

     Rent expense under the operating leases amounted to approximately $209, $475 and $860 in 1994, 1995 and 1996, respectively.

     Future minimum payments to be made under noncancelable operating leases and future payments to be received under a sublease agreement are as follows:

                                                              LEASE         SUBLEASE
            YEAR ENDING DECEMBER 31,                         PAYMENTS        INCOME
            -----------------------------------------------  --------       --------
            1997...........................................   $  757          $109
            1998...........................................      355            19
            1999...........................................      145            --
                                                              ------          ----
                                                              $1,257          $128
                                                              ======          ====

  Royalty Agreements

     In April 1992, the Company entered into an agreement with Forest Rim Technology, Inc. ("Forest Rim"), with which a director, stockholder and officer of the Company is affiliated. Such person subsequently resigned as a director of the Company in December, 1996, and as an officer of the Company in February, 1997. The agreement gives the Company the exclusive right to sell, license and distribute Forest Rim's Licensed Data Models. In accordance with the agreement, the Company pays a royalty fee for each Licensed Data Model sold. In addition, there is a minimum performance standard that requires the Company to pay minimum royalties to maintain exclusivity, subject to adjustments to be agreed upon by the Company and Forest Rim. The Company has royalties payable to Forest Rim Technologies, Inc. of $56, $94, and $28 at December 31, 1994, 1995 and 1996, respectively, and expensed $51, $106 and $2 in 1994, 1995 and 1996, respectively.

     In addition, the Company is obligated to pay royalties based on sales from other specified products under certain continuing license agreements. Royalty expense was not material for 1994 and 1995 and was $140 for 1996.

  Contingencies

     On March 5, 1997, a class action complaint was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the underwriters of its initial public offering. The complaint was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996 and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. The Company believes the complaint has no merit and will vigorously defend itself.

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.  STOCKHOLDERS' EQUITY

  Reincorporation

     On February 2, 1996, the reincorporation of the Company as a Delaware corporation was consummated. The certificate of incorporation provides for 8,990,817 authorized shares of preferred stock with a $0.001 par value per share and for 50,000,000 authorized shares of common stock with a $0.001 par value per share. The consolidated financial statements have been retroactively restated to give effect to the reincorporation.

  Common and Convertible Preferred Stock

     On March 15, 1996, the Company sold 2,325,500 shares of common stock in its initial public offering. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, were approximately $35,613. In connection with such offering, all outstanding shares of preferred stock were converted into 7,990,817 shares of common stock and the authorized shares of preferred stock was reduced to 1,000,000 shares of preferred stock with a $0.001 par value.

  Employee Stock Purchase Plan

     In 1996, the Company's stockholders approved the adoption of the Employee Stock Purchase Plan (the "Purchase Plan") wherein 500,000 shares were reserved for issuance pursuant to such plan. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. Eligible employees may designate not more than 10 percent of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85 percent of the market price of the common stock on the employee's entry date of the applicable offering period or the last day of the applicable offering period, whichever is lower. The Purchase Plan will terminate no later than 2006. 42,751 shares were issued under the Purchase Plan in 1996.

  Stock Option Plan

     In 1996, the Company's stockholders approved an increase in the number of common shares reserved under the 1992 Stock Option Plan (the "1992 Plan") by 400,000 shares. In addition, the Company's stockholders approved the adoption of the 1996 Equity Incentive Plan and the 1996 Directors Stock Option Plan (together known as the "1996 Plans") wherein 2,000,000 and 300,000 shares, respectively, were reserved for issuance pursuant to these plans. The 1992 Plan and the 1996 Plans together are known as "the Plans".

     The Plans provide for the grant of incentive stock options and nonqualified stock options to employees, directors and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant and the individual receiving the grant) of the fair market value of the common stock on the date of grant as determined by the Board of Directors.

     The vesting and exercise provisions of the option grants under the Plans are determined by the Board of Directors. Options granted under the Plans are generally immediately exercisable, but any shares acquired pursuant to exercises are subject to repurchase by the Company until they have vested. Options generally vest ratably over a four-year period commencing from the date of grant, subject to one year of employment and expire ten years from date of grant.

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Information with respect to the Plans is summarized as follows:

                                                                         OUTSTANDING OPTIONS
                                                                --------------------------------------
                                                                               WEIGHTED
                                                   AVAILABLE      NUMBER     AVERAGE PRICE   AGGREGATE
                                                   FOR GRANT    OF SHARES      PER SHARE       PRICE
                                                   ----------   ----------   -------------   ---------
Balance at December 31, 1993.....................     454,671      585,163      $  0.20      $     117
  Additional shares reserved.....................   1,400,000           --           --             --
  Granted........................................    (503,150)     503,150      $  0.20            101
  Canceled.......................................      65,337      (65,337)     $  0.20            (13)
  Exercised......................................          --      (11,113)     $  0.20             (2)
                                                    ---------      -------                       -----
Balance at December 31, 1994.....................   1,416,858    1,011,863      $  0.20            203
  Granted........................................  (1,585,280)   1,585,280      $  1.34          2,122
  Canceled.......................................     176,781     (176,781)     $  0.25            (44)
  Exercised......................................               (1,281,604)     $  0.23           (296)
                                                   ----------   ----------                   ---------
Balance at December 31, 1995.....................       8,359    1,138,758      $  1.74          1,985
  Additional shares reserved.....................   2,700,000           --           --             --
  Granted........................................  (1,817,525)   1,817,525      $  9.76         17,738
  Canceled.......................................     873,843     (873,843)     $ 12.63        (11,033)
  Exercised......................................          --     (116,324)     $  0.67            (78)
                                                   ----------   ----------                   ---------
Balance at December 31, 1996.....................   1,764,677    1,966,116      $  4.38      $  (8,612)
                                                    =========    =========                    ========

     As of December 31, 1996, the Company had reserved 3,730,793 shares of common stock for future issuance under the Plans. As of December 31, 1996, 365,254 options outstanding under the Plans had vested and 306,739 shares of common stock acquired under the Plans were subject to the Company's rights of repurchase.

     The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related interpretations.

                          OPTIONS OUTSTANDING
                 --------------------------------------
                                WEIGHTED                      OPTIONS EXERCISABLE
                                 AVERAGE                    ------------------------
                   NUMBER       REMAINING      WEIGHTED                     WEIGHTED
  RANGE OF       OUTSTANDING   CONTRACTUAL     AVERAGE        NUMBER        AVERAGE
  EXERCISE           AT           LIFE         EXERCISE     EXERCISABLE     EXERCISE
   PRICES         12/31/96       (YEARS)        PRICE       AT 12/31/96      PRICE
-------------    ----------    -----------     --------     -----------     --------
$0.20-$ 3.00        712,662        8.23         $ 1.10        283,952        $ 0.69
$4.88-$ 4.88        842,784        9.64         $ 4.88         34,756        $ 4.88
$5.50-$24.75        410,670        9.17         $ 9.06         46,546        $ 5.75
------------      ---------        ----          -----        -------         -----
$0.20-$24.75      1,966,116        9.03         $ 4.38        365,254        $ 1.87

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                    Risk-free interest rates...............  5.18%-7.71%
                    Expected life..........................  4 years
                    Volatility.............................  0.00-0.44
                    Dividend yield.........................  0%

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The weighted average expected life was based on the exercise behavior. The weighted average fair value of those options granted in 1996 and 1995 was $10.65 and $1.34 per share, respectively.

     At December 31, 1996, the Company had four stock-based compensation plans, which are described above. As the Company applies APB Opinion 25 and related interpretations in accounting for its plans, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

     Had compensation cost for the Company's four stock-based compensation plans been determined consistent with FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                       YEAR                               1996
            -----------------------------------------------------------  -------
            Net loss
              As reported..............................................  $(1,839)
              Pro forma................................................   (1,945)
            Primary loss per share
              As reported..............................................  $ (0.16)
              Pro forma................................................    (0.17)
            Fully diluted loss per share
              As reported..............................................  $ (0.14)
              Pro forma................................................    (0.15)

     The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and are generally granted each year. Due to the option vesting schedule, the impact of FAS 123 on the Company's net income for 1995 is not material.

7.  INCOME TAXES

     The components of the provision for income taxes for 1994, 1995 and 1996 were as follows:

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                       --------------------
                                                                       1994    1995    1996
                                                                       ----    ----    ----
    Current:
      State and Other................................................  $--     $--     $ 43
      Foreign........................................................   63      56       95
                                                                       ---     ---     ----
                                                                       $63     $56     $138
                                                                       ===     ===     ====

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The principal items accounting for the difference between income taxes computed at the United States statutory rate and the provision for income taxes is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1994       1995      1996
                                                                ------     ------     -----
    U.S. Federal statutory tax at 34%.........................  $ (842)    $ (912)    $(578)
    State taxes, net of U.S. federal income tax effect........     (54)       (52)      (51)
    Tax credits...............................................    (154)      (247)       (6)
    Foreign withholding taxes.................................      63         56        95
    Other.....................................................      32         60        43
    Unbenefited net operating loss............................   1,018      1,151       635
                                                                 -----      -----     -----
                                                                $   63     $   56     $ 138
                                                                 =====      =====     =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets for federal and state income taxes are as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1996
                                                                       -------     -------
    Net operating loss carryforwards.................................  $ 3,228     $ 3,241
    Research credits.................................................      489         495
    Capitalized research and development.............................      690         518
    Other temporary differences......................................      349         594
                                                                       -------     -------
         Total deferred tax assets...................................    4,756       4,848
    Valuation allowance for deferred tax assets......................   (4,756)     (4,848)
                                                                       -------     -------
         Net deferred tax assets.....................................  $    --     $    --
                                                                       =======     =======

     The Company has established a valuation allowance to the extent of its deferred tax assets because it is more likely than not that a benefit cannot be realized in the future due to the Company's recurring operating losses.

     As of December 31, 1996, the Company had federal and California net operating loss carryforwards of approximately $9,700 and $1,900, respectively. The Company also had federal and California research and development tax credit carryforwards of $360 and $135, respectively. The net operating loss and credit carryforwards will expire at various dates from 1997 through 2011, if not utilized.

     Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

8.  EMPLOYEE BENEFIT PLAN

     During 1994, the Company adopted a qualified profit sharing plan and trust under Internal Revenue Service Code 401(k) (the "401(k) Plan"). The 401(k) Plan provides for tax deferred salary deductions. Employees can elect to contribute to the 401(k) Plan up to 15% of their salary, subject to current statutory limits. The Company is not required to contribute to the 401(k) Plan and has made no contributions since the inception of the 401(k) Plan.

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     During 1995, the Company committed to certain foreign employees to contribute up to 5% of their salaries, subject to annual limitations, to a defined contribution pension plan. As of December 31, 1996, the obligation for this commitment was not material.

9.  RELATED PARTY TRANSACTIONS

     At December 31, 1996, the Company held notes receivable of $104, with interest at 8.0% per annum, from three executive officers issued in connection with the purchase of common stock under incentive and non-qualified stock option plans. The principal and accrued interest on these notes are due in full in July and August 2005.

10.  SEGMENT INFORMATION

     The Company operates in one industry segment. In 1994, one customer accounted for 11% of the Company's total revenues. No customer accounted for more than 10% of the Company's total revenues in 1995 or 1996.

     The Company's U.S. and international revenues are generally denominated in U.S. dollars and are summarized as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1994       1995        1996
                                                                 ------     -------     -------
U.S............................................................  $6,976     $15,140     $21,058
International..................................................   1,251       2,620       9,366
                                                                 ------     -------     -------
                                                                 $8,227     $17,760     $30,424
                                                                 ======     =======     =======

     In 1994 and 1995, the majority of international sales were made in Canada. In 1996, the majority of international sales were made in Europe, where the Company significantly increased the number of direct sales personnel and the number of international distributors and resellers marketing the Company's products.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Prism Solutions, Inc.
Sunnyvale, California

     We have audited the accompanying consolidated balance sheets of Prism Solutions, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prism Solutions, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 17, 1997, except for Note 5,
for which the date is March 5, 1997

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item regarding the Company's directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's proxy statement to be delivered to stockholders with the Company's Annual Report to Stockholders. Information regarding the Company's executive officers may be found in Part I in the section entitled "Executive Officers of the Company" and is incorporated by reference herein. Information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's proxy statement to be delivered to stockholders with the Company's Annual Report to Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is incorporated herein by reference from the section entitled "Executive Compensation" of the Company's proxy statement to be delivered to stockholders with the Company's Annual Report to Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement to be delivered to stockholders with the Company's Annual Report to Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated herein by reference from the section entitled "Certain Transactions" of the Company's proxy statement to be delivered to stockholders with the Company's Annual Report to Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements -- see Index to Consolidated Financial Statements at Item 8 on page 14 of this Report.

          2. Financial Statement Schedule:

          Schedule II -- Valuation and Qualifying Account is filed on page 34 of this Report on Form 10-K

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

          The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14(a) is filed on page 29 and page 33, respectively, of this Report on Form 10-K.

          3. Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Report:

EXHIBIT
  NO.                                               EXHIBIT
-------       -----------------------------------------------------------------------------------
  2.01    --  Agreement and Plan of Merger by and between Prism Solutions, Inc., a Delaware corporation, and Prism Solutions, Inc., a California corporation, and material exhibits thereto.(1)
  3.01    --  Company's Certificate of Incorporation(1)
  3.02    --  Company's Amendment of Certificate of Incorporation(1)
  3.03    --  Company's Certificate of Designation(1)
  3.04    --  Company's Certificate of Retirement(1)
  3.05    --  Company's Bylaws(1)
  4.01    --  Amended and Restated Investor Rights Agreement dated December 19, 1994(1)
 10.01    --  Company's 1992 Stock Option Plan(1)(2)
 10.02    --  Company's 1996 Equity Incentive Plan(1)(2)
 10.03    --  Company's 1996 Directors Stock Option Plan(1)(2)
 10.04    --  Company's 1996 Employee Stock Purchase Plan(1)(2)
 10.05    --  Company's 401(k) Plan(1)
 10.06    --  Employment Agreement dated as of March 27, 1992 between Registrant and
              James W. Ashbrook(1)(2)
 10.07    --  Employment Agreement dated as of March 27, 1992 between Registrant and
              Cynthia F. Schmidt(1)(2)
 10.08    --  Employment Agreement dated as of March 27, 1992 between Registrant and
              William H. Inmon(1)(2)
 10.09    --  Employment Agreement dated as of March 27, 1992 between Registrant and
              Edward T. Young(1)(2)
 10.10    --  Employment Agreement dated as of July 10, 1995 between Registrant and
              Donald N. Taylor(1)(2)
 10.11    --  Employment Agreement dated as of December 8, 1995 between Registrant and
              Philip M. Sakakihara(1)(2)

EXHIBIT
  NO.                                               EXHIBIT
-------       -----------------------------------------------------------------------------------
 10.12    --  Employment Agreement dated as of December 22, 1995 between Registrant and
              William B. Binch(1)(2)
 10.13    --  Promissory Note Secured by Stock Pledge Agreement and Stock Pledge Agreement, both dated as of July 10, 1995, delivered to Registrant by Edward T. Young(1)(2)
 10.14    --  Promissory Note Secured by Stock Pledge Agreement and Stock Pledge Agreement, both dated as of July 10, 1995, delivered to Registrant by Samuel M. Hedgpeth III(1)(2)
 10.15    --  Promissory Note Secured by Stock Pledge Agreement and Stock Pledge Agreement, both dated as of July 10, 1995, delivered to Registrant by William H. Inmon(1)(2)
 10.16    --  Promissory Note Secured by Stock Pledge Agreement and Stock Pledge Agreement, both dated as of July 18, 1995, delivered to Registrant by Cynthia F. Schmidt(1)(2)
 10.17    --  Promissory Note Secured by Stock Pledge Agreement, dated as of August 15, 1995, and
              Stock Pledge Agreement, dated as of August 18, 1995, delivered to Registrant by
              James W. Ashbrook(1)(2)
 10.18    --  Form of Indemnity Agreement to be entered into by Registrant with each of its directors and executive officers(1)
 10.19    --  License Agreement dated as of April 6, 1992, as amended April 28, 1994, August 10,
              1995 and January 1, 1996, between Registrant and Forest Rim Technologies, Inc.(1)
 10.20    --  Lease Agreement between Francisco Berrueta and Registrant, dated as of February
              1995(1)
 10.21    --  Lease from Smallbone & Co. (Devizes) Limited to Registrant, dated as of February
              1996(1)
 10.22    --  Loan Agreement, dated as of November 10, 1995, between Registrant and CivicBank of
              Commerce and related documents(1)
 10.23    --  Amended Employment Agreement dated as of February 27, 1996 between Registrant and
              William H. Inmon(1)(2)
 10.24    --  Modification to Lease Agreement between Francisco Berrueta and Registrant, dated as of March 1996
 10.25    --  Employment Agreement dated as of January 22, 1997 between Registrant and Warren M.
              Weiss(2)
 11.01    --  Computation of Net Loss per Share
 16.01    --  Letter on change in independent auditors(1)
 21.01    --  List of Registrant's subsidiaries
 23.01    --  Consent of Coopers & Lybrand L.L.P., Independent Accountants
 27.01    --  Financial Data Schedule

---------------
(1) Incorporated by reference to the exhibit with the same number in the Company's Registration Statement on Form SB-2 (File No. 33-1180-LA), declared effective March 14, 1996.

(2) Management contract or compensatory plan

(b) Reports on Form 8-K -- No current reports on Form 8-K were filed in the fiscal quarter ended December 31, 1996

(c) Exhibits: the Company hereby files as part of this Report the exhibits listed in Item 14 (a) (3) as set forth above

(d) Financial Statement Schedules -- See Item 14 (a) (2) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Prism Solutions, Inc.
Sunnyvale, California

     Our report on the consolidated financial statements of Prism Solutions, Inc. is included on page 29 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on Item 14 (a)(2) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 17, 1997

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE AT     CHARGED TO     CHARGED TO                        BALANCE
                                   BEGINNING      COSTS AND        OTHER                           AT END
                                   OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS(1)     OF PERIOD
                                   ----------     ----------     ----------     -------------     ---------
Year ended December 31, 1994
  Allowance for doubtful
  accounts.......................   $  21,500      $ 53,500       $     --              --        $  75,000
Year ended December 31, 1995
  Allowance for doubtful
  accounts.......................   $  75,000      $106,000       $175,000              --        $ 356,000
Year ended December 31, 1996
  Allowance for doubtful
  accounts.......................   $ 356,000      $140,031             --         $95,707        $ 400,324

---------------
(1) Deductions represent accounts receivables written off during 1996.

  The accompanying notes are an integral part of these consolidated financial statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRISM SOLUTIONS, INC.
                                          (Registrant)

                                          By: /s/       WARREN M. WEISS
                                            ------------------------------------
                                                      Warren M. Weiss
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   NAME                                  TITLE                      DATE
------------------------------------------  -------------------------------    ---------------
           /s/ WARREN M. WEISS              President, Chief Executive         March 18, 1997
------------------------------------------    Officer and Director
             Warren M. Weiss
        /s/ SAMUEL M. HEDGPETH III          Vice President, Finance and        March 18, 1997
------------------------------------------    Administration, Chief
          Samuel M. Hedgpeth III              Financial Officer and
                                              Secretary

          /s/ JAMES W. ASHBROOK             Chairman of the Board              March 18, 1997
------------------------------------------
            James W. Ashbrook

            /s/ KEVIN A. FONG               Director                           March 18, 1997
------------------------------------------
              Kevin A. Fong

           /s/ E. FLOYD KVAMME              Director                           March 18, 1997
------------------------------------------
             Floyd E. Kvamme

             /s/ PROMOD HAQUE               Director                           March 18, 1997
------------------------------------------
               Promod Haque

         /s/ NANCY J. SCHOENDORF            Director                           March 18, 1997
------------------------------------------
           Nancy J. Schoendorf

         /s/ NORRIS VAN DEN BERG            Director                           March 18, 1997
------------------------------------------
           Norris Van Den Berg

                               INDEX TO EXHIBITS

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
  NO.                                          EXHIBIT                                      PAGE
-------       ------------------------------------------------------------------------- ------------
  2.01    --  Agreement and Plan of Merger by and between Prism Solutions, Inc., a
              Delaware corporation, and Prism Solutions, Inc., a California corporation, and material exhibits thereto.(1)...........................
  3.01    --  Company's Certificate of Incorporation(1)................................
  3.02    --  Company's Amendment of Certificate of Incorporation(1)...................
  3.03    --  Company's Certificate of Designation(1)..................................
  3.04    --  Company's Certificate of Retirement(1)...................................
  3.05    --  Company's Bylaws(1)......................................................
  4.01    --  Amended and Restated Investor Rights Agreement dated December 19,
              1994(1)..................................................................
 10.01    --  Company's 1992 Stock Option Plan(1)(2)...................................
 10.02    --  Company's 1996 Equity Incentive Plan(1)(2)...............................
 10.03    --  Company's 1996 Directors Stock Option Plan(1)(2).........................
 10.04    --  Company's 1996 Employee Stock Purchase Plan(1)(2)........................
 10.05    --  Company's 401(k) Plan(1).................................................
 10.06    --  Employment Agreement dated as of March 27, 1992 between Registrant and
              James W. Ashbrook(1)(2)..................................................
 10.07    --  Employment Agreement dated as of March 27, 1992 between Registrant and
              Cynthia F. Schmidt(1)(2).................................................
 10.08    --  Employment Agreement dated as of March 27, 1992 between Registrant and
              William H. Inmon(1)(2)...................................................
 10.09    --  Employment Agreement dated as of March 27, 1992 between Registrant and
              Edward T. Young(1)(2)....................................................
 10.10    --  Employment Agreement dated as of July 10, 1995 between Registrant and
              Donald N. Taylor(1)(2)...................................................
 10.11    --  Employment Agreement dated as of December 8, 1995 between Registrant and
              Philip M. Sakakihara(1)(2)...............................................
 10.12    --  Employment Agreement dated as of December 22, 1995 between Registrant and
              William B. Binch(1)(2)...................................................
 10.13    --  Promissory Note Secured by Stock Pledge Agreement and Stock Pledge
              Agreement, both dated as of July 10, 1995, delivered to Registrant by
              Edward T. Young(1)(2)....................................................
 10.14    --  Promissory Note Secured by Stock Pledge Agreement and Stock Pledge
              Agreement, both dated as of July 10, 1995, delivered to Registrant by
              Samuel M. Hedgpeth III(1)(2).............................................
 10.15    --  Promissory Note Secured by Stock Pledge Agreement and Stock Pledge
              Agreement, both dated as of July 10, 1995, delivered to Registrant by
              William H. Inmon(1)(2)...................................................
 10.16    --  Promissory Note Secured by Stock Pledge Agreement and Stock Pledge
              Agreement, both dated as of July 18, 1995, delivered to Registrant by
              Cynthia F. Schmidt(1)(2).................................................
 10.17    --  Promissory Note Secured by Stock Pledge Agreement, dated as of August 15,
              1995, and Stock Pledge Agreement, dated as of August 18, 1995, delivered to Registrant by
              James W. Ashbrook(1)(2)..................................................
 10.18    --  Form of Indemnity Agreement to be entered into by Registrant with each of its directors and executive officers(1)..................................

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
  NO.                                          EXHIBIT                                      PAGE
-------       ------------------------------------------------------------------------- ------------
 10.19    --  License Agreement dated as of April 6, 1992, as amended April 28, 1994,
              August 10, 1995 and January 1, 1996, between Registrant and Forest Rim
              Technologies, Inc.(1)....................................................
 10.20    --  Lease Agreement between Francisco Berrueta and Registrant, dated as of
              February 1995(1).........................................................
 10.21    --  Lease from Smallbone & Co. (Devizes) Limited to Registrant, dated as of
              February 1996(1).........................................................
 10.22    --  Loan Agreement, dated as of November 10, 1995, between Registrant and
              CivicBank of Commerce and related documents(1)...........................
 10.23    --  Amended Employment Agreement dated as of February 27, 1996 between
              Registrant and William H. Inmon(1)(2)....................................
 10.24    --  Modification to Lease Agreement between Francisco Berrueta and
              Registrant, dated as of March 1996.......................................
 10.25    --  Employment Agreement dated as of January 22, 1997 between Registrant and
              Warren M. Weiss(2).......................................................
 11.01    --  Computation of Net Loss per Share........................................
 16.01    --  Letter on change in independent auditors(1)..............................
 21.01    --  List of Registrant's subsidiaries........................................
 23.01    --  Consent of Coopers & Lybrand L.L.P., Independent Accountants.............
 27.01    --  Financial Data Schedule..................................................

---------------
(1) Incorporated by reference to the exhibit with the same number in the Company's Registration Statement on Form SB-2 (File No. 33-1180-LA), declared effective March 14, 1996.

(2) Management contract or compensatory plan

(b) Reports on Form 8-K -- No current reports on Form 8-K were filed in the fiscal quarter ended December 31, 1996

(c) Exhibits: the Company hereby files as part of this Report the exhibits listed in Item 14 (a) (3) as set forth above

(d) Financial Statement Schedules -- See Item 14 (a) (2) above.