Form 10-Q
period 1997-03-31
PRISM SOLUTIONS INC
filed 1997-05-13
CIK 1008129

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended March 31, 1997.

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

                                Yes [X]   No [ ]


As of May 9, 1997, there were 13,377,548 shares of the Registrant's Common Stock outstanding.

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

                  Consolidated Balance Sheets
                     December 31, 1996 and March 31, 1997 . . . . . . . . . . . . . . . . . . . . . 3

                  Consolidated Statements of Operations
                     Three months ended March 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . 4

                  Condensed Consolidated Statements of Cash Flows
                     Three months ended March 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . 5

                  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . 6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . . . . . .11


                                            PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . .12

                  SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PRISM SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           DECEMBER 31,     MARCH 31,
                                                              1996            1997
                                                            --------        --------
ASSETS                                                                     (UNAUDITED)
Current assets:
     Cash and cash equivalents                              $ 14,844        $  5,163
     Short-term investments                                   20,052          27,895
     Accounts receivable, net                                  8,392          10,413
     Other receivables                                           151             243
     Prepaid expenses and other current assets                   836             536
                                                            --------        --------
           Total current assets                               44,275          44,250
Property and equipment, net                                    1,861           1,987
Deposits                                                         163           1,238
                                                            --------        --------
           Total assets                                     $ 46,299        $ 47,475
                                                            ========        ========

LIABILITIES
Current liabilities:
     Accounts payable                                       $  1,298        $  1,801
     Accounts payable to related party                            28              31
     Accrued payroll and related                               2,429           2,046
     Deferred revenue                                          4,752           4,828
     Other accrued liabilities                                 1,270           1,579
                                                            --------        --------
           Total current liabilities                           9,777          10,285
Other liabilities                                                 14              13
                                                            --------        --------
           Total liabilities                                   9,791          10,298
                                                            --------        --------

STOCKHOLDERS' EQUITY
Common stock                                                      14              14
Additional paid-in capital                                    49,876          50,397
Receivables from stockholders                                   (104)            (99)
Accumulated deficit                                          (13,278)        (13,135)
                                                            --------        --------
     Total stockholders' equity                               36,508          37,177
                                                            --------        --------
           Total liabilities and stockholders' equity       $ 46,299        $ 47,475
                                                            ========        ========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                          --------------------------------
                                                              1996                1997
                                                          ------------        ------------
                                                                     (UNAUDITED)
Revenues:
     License                                              $      4,397        $      6,614
     Services and other                                          3,010               3,582
                                                          ------------        ------------
     Total revenues                                              7,407              10,196
                                                          ------------        ------------

Cost of revenues:
     License                                                       133                 377
     Services and other                                          1,624               2,031
                                                          ------------        ------------
     Total costs of revenues                                     1,757               2,408
                                                          ------------        ------------

     Gross margin                                                5,650               7,788
                                                          ------------        ------------

Costs and expenses:
     Sales and marketing                                         4,221               5,343
     Research and development                                    1,049               1,499
     General and administrative                                    638               1,208
                                                          ------------        ------------
     Total operating expenses                                    5,908               8,050
                                                          ------------        ------------
     Loss from operations                                         (258)               (262)

Interest income, net                                                61                 494
Other expense, net                                                 (15)                (54)
                                                          ------------        ------------
     Income (loss) before income taxes                            (212)                178
Provision for income taxes                                           6                  35
                                                          ------------        ------------
     Net income (loss)                                    $       (218)       $        143
                                                          ============        ============

     Net income (loss) per share                          $      (0.04)       $       0.01
                                                          ============        ============
     Shares used in per share calculation                    5,126,525          14,019,928
                                                          ============        ============

     Pro forma net income (loss) per share                $      (0.02)       $       0.01
                                                          ============        ============
     Pro forma shares used in per share calculation         11,712,364          14,019,928
                                                          ============        ============




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   ------------------------
                                                                     1996            1997
                                                                   --------        --------
                                                                         (UNAUDITED)
Cash flows from operating activities:
     Net cash used in operating activities                         $    (66)       $ (1,869)
                                                                   --------        --------

Cash flows from investing activities:
     Purchases of property and equipment                               (270)           (495)
     Purchases of short-term investments                             (2,994)         (7,843)
                                                                   --------        --------
           Net cash used in investing activities                     (3,264)         (8,338)
                                                                   --------        --------

Cash flows from financing activities:
     Proceeds from stock sold through employee purchase plan             --             485
     Proceeds from exercise of stock options                             --              46
     Proceeds from initial public offering                           35,634
     Repayment on long-term debt                                       (703)
     Repurchase of common stock                                          --             (10)
     Proceeds from receivable due from stockholder                       --               5
     Other                                                               19              --
                                                                   --------        --------
           Net cash provided by financing activities                 34,950             526
                                                                   --------        --------

Net increase (decrease) in cash and cash equivalents                 31,620          (9,681)
Cash and cash equivalents at beginning of quarter                     1,861          14,844
                                                                   --------        --------
Cash and cash equivalents at end of quarter                        $ 33,481        $  5,163
                                                                   ========        ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The consolidated financial statements at March 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997. The previous year end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


2.  NET INCOME (LOSS) PER SHARE AND PRO FORMA NET INCOME (LOSS) PER SHARE

The net income (loss) per share, on a historical basis, is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the 12 months immediately preceding the initial filing date have been included in the calculation up to the effective date of the Company's registration statement as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price). Pro forma net income (loss) per share for the three months ended March 31, 1996 assumes the common shares issued upon conversion of the outstanding convertible preferred stock had been outstanding during such period.


3.  CONTINGENCIES

On March 5, 1997, a complaint styled Adler et al., v. Prism Solutions, Inc. et al., Case No. CV764547, was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the underwriters of its initial public offering. The complaint, a putative class action, was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996, and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. The Company believes the complaint has no merit and intends to vigorously defend the action.


4.  RECENT PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information contained herein, Management's Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from those reflected herein, or those in the Company's Form 10-K dated December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise any forward-looking statements in order to reflect events or circumstances after the date hereof.

OVERVIEW
     Prism designs, develops, markets and supports data warehouse management software that assists customers in developing, managing and maintaining data warehouses. The Company was incorporated in California in March 1991 and reincorporated in Delaware in February 1996. Through the end of 1992, the Company was in the development stage and was engaged primarily in research and development and the establishment of a sales and marketing infrastructure. The Company began shipping its principal products, Prism Warehouse Manager and Prism Directory Manager, in December 1992 and April 1995, respectively. In December 1996, Prism Warehouse Manager and Prism Directory Manager were replaced with Prism Warehouse Executive and Prism Warehouse Directory, respectively, as the Company's next generation software. In the fourth quarter of 1996, Prism also completed the first transactions for Iterations, its consulting methodology. The majority of the Company's total revenues to date have been derived from software license revenues, which accounted for 61% of total revenues in 1996 and 65% of total revenues in the first quarter of 1997. Services and other revenues accounted for the remaining revenues in 1996 and the first quarter of 1997. The Company expects that license revenues will continue to account for a majority of the Company's total revenues for the foreseeable future.

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

     The following table sets forth operating results as a percentage of total revenues for the three month periods ended March 31, 1996 and 1997:

                               PERCENTAGE OF TOTAL REVENUES
                               ----------------------------
                                    THREE MONTHS ENDED
                                         MARCH 31,
                                     ----------------
                                      1996       1997
                                     -----      -----
Revenues:
     License                           59%        65%
     Services and other                41         35
                                      ---        ---
     Total revenues                   100        100
                                      ---        ---

Cost of revenues:
     License                            2          4
     Services and other                22         20
                                      ---        ---
     Total cost of revenues            24         24
                                      ---        ---
     Gross margin                      76         76
                                      ---        ---

Costs and expenses:
     Sales and marketing               57         52
     Research and development          14         15
     General and administrative         9         12
                                      ---        ---

                                      PERCENTAGE OF TOTAL REVENUES
                                      ----------------------------
                                           THREE MONTHS ENDED
                                                MARCH 31,
                                            ----------------
                                             1996       1997
                                            -----      -----
     Total operating expenses                 80         79
                                             ---        ---

     Loss from operations                     (4)        (3)
Interest income, net                           1          5
Other expense, net                             0         (1)
                                             ---        ---
     Income (loss) before income taxes        (3)         1
Provision for income taxes                     0          0
                                             ---        ---
     Net income (loss)                        (3)         1
                                             ===        ===


REVENUES
     The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training.

     License Revenues. The increase in license revenues from the first quarter of 1996 to the same period of 1997 was primarily due to an increased number of license transactions. However, the average transaction size declined somewhat from the first quarter of 1996 to the same period in 1997, due mainly to the smaller configuration of systems licensed to customers in the first quarter of 1997.

     Services and Other Revenues. The growth from the first quarter of 1996 to the same period of 1997 was the result primarily of an increase in the number and scope of consulting engagements as the Company's consulting organization has grown and, to a lesser extent, of increased licensing activity causing an increase in the maintenance base as well as yearly maintenance renewals. The majority of services and other revenues in both periods came from implementation and consulting revenues.

COST OF REVENUES
     Cost of License Revenues. Cost of license revenues consists primarily of increases in certain reserves, costs of royalties paid to third-party vendors, and expenses incurred for product media and duplication, shipping expenses, printing of manuals and packaging materials.

     The increase from the first quarter of 1996 to the same period of 1997 were due primarily to an increase in certain reserves, increased distribution costs, and media and duplication costs as well as royalty payments to marketing partners for their assistance in consummating licensing transactions. The Company expects that the cost of license revenues will increase in absolute dollars as the Company licenses additional technology and products from third parties for inclusion in its product line.

     Cost of Services and Other Revenues. Cost of services and other revenues consists primarily of personnel-related costs incurred in providing consulting and implementation services, telephone support and training to customers.

     The dollar amount of cost of services and other revenues increased from the first quarter of 1996 to the same period of 1997 primarily because of increased personnel-related costs as the Company continued to expand its consulting, customer support and training organizations to support an increase in sales. The percentage decrease from 1996 to 1997 in cost of services and other revenues compared to total revenue was primarily due to economies of scale related to maintenance and support services. The Company expects that the costs of services and other revenues will increase in absolute dollars and as a percentage of revenues.

OPERATING EXPENSES
     The growth in operating expenses occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels and the expansion of facilities.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and promotional expenses. The increase in dollar amount in sales and marketing expenses from the first quarter of 1996 to the same period of 1997 were primarily due to the expansion of the Company's sales operations and increased marketing activities, including trade shows and promotional expenses. The decrease in sales and marketing expenses as a percentage of total revenues for the three month period resulted primarily from increases in productivity as sales personnel and system engineers became more experienced, and due to the economies of scale associated with the increase in total revenues. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but slightly decrease as a percentage of total revenues if the Company's total revenues continue to increase.

     Research and Development. Research and development expenses consist primarily of salaries paid to the engineering staff. The increases in research and development expenses from the first quarter of 1996 to the same period of 1997 are primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive and, accordingly, the Company anticipates that research and development expenses will increase in absolute dollars and remain fairly constant as a percentage of total revenues if the Company's total revenues continue to increase.

     General and Administrative. General and administrative expenses consist primarily of salary expenses for administrative and executive staff. These expenses increased in absolute dollars from the first quarter of 1996 to the same period of 1997 as the Company increased its finance and information systems department staffing. The increase in general and administrative expenses as a percentage of total revenues for the three month period was principally caused by costs related to management turnover, in particular recruiting and severance costs. The Company expects that its general and administrative expenses will increase in absolute dollars and remain fairly constant as a percentage of revenues if the Company's total revenues continue to increase.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's cash, cash equivalents and short-term investments decreased to $33,058,000 as of March 31, 1997 from $34,896,000 as of December 31, 1996, due primarily to the payment of prepaid royalties to third-party vendors. As of March 31, 1997, the Company had $5,163,000 in cash and cash equivalents and $27,895,000 in short-term investments, which are classified as available for sale.

     The Company expects that its capital expenditures will remain constant or increase in absolute dollars as the Company's employee base grows. As of March 31, 1997, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of non-cancelable operating leases on its facilities.

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

ADDITIONAL RISK FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Limited Operating History; History of Losses
     The Company's limited operating history makes the prediction of future operating results difficult. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is sustainable or indicative of future operating results. The Company has never been profitable on an annual basis and currently believes that it could continue to experience operating losses in 1997. Future operating results will depend on many factors, including the growth of the data warehousing market, the length of the sales cycle, the level of product and price competition, demand for the Company's products, transaction size, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, the ability to recruit and retain software engineers and other key personnel, general economic conditions and other factors.

     Through the remainder of 1997, the Company will continue to invest more in customer services, marketing and research and development, and make personnel additions to the Company's sales force worldwide. These additional expenses may adversely affect the Company's operating margin if there are no offsetting increases in revenues or reductions in other operating expenses.

Management of Growth
     The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. Further significant increases in the number of employees are anticipated during the remainder of 1997. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve performance levels, the Company's business, operating results and financial condition could be adversely affected.

Lengthy Sales Cycle
     The licensing of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. During 1996, the Company began to experience longer sales cycles, which have continued through the first quarter of 1997. The Company believes the longer sales cycles are due to increased competition, especially in the data mart segment. If the longer sales cycle persists or continues to lengthen, the Company's future financial performance could be adversely affected.

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

Dependence on Key Personnel
     The Company's future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. There is significant competition for employees with the skills required to perform the services offered by the Company, particularly for software development engineers, and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of highly skilled employees. The loss of a significant number of the Company's senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a material adverse effect on the Company's business, operating results and financial condition, including its ability to attract employees.

Risks Associated with International Operations
     The Company intends to continue to expand its operations in Europe and into Asia and Latin America, which will require significant management attention and financial resources. There can be no assurance that the Company's efforts to develop international sales and support channels will be successful, and the failure of such efforts could have a material adverse effect on the Company's business, operating results and financial condition. International sales are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability.

Product Concentration
     Substantially all of the Company's revenues to date have been attributable to licenses for Prism Warehouse Manager (replaced by Prism Warehouse Executive), Prism Directory Manager (replaced by Prism Warehouse Directory) and related services. The Company currently expects that revenues attributable to Prism Warehouse Executive and Prism Warehouse Directory, including maintenance and consulting services, will continue to account for a majority of the Company's total revenues. A decline in demand for or failure to achieve broad market acceptance of these products as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in license revenues from these products would also have a material adverse effect on sales of other Company products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new releases of Prism Warehouse Executive and Prism Warehouse Directory, including new versions incorporating a new code base which is currently being written. There can be no assurance that the Company will continue to be successful in these or any new or enhanced products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
On March 5, 1997, a complaint styled Adler et al., v. Prism Solutions, Inc. et al., Case No. CV764547, was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the underwriters of its initial public offering. The complaint, a putative class action, was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996, and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. The Company believes the complaint has no merit and intends to vigorously defend the action.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits.  The following exhibits are filed as part of this Form 10-Q:

     11.01    Computation of Net Income (Loss) per Share

     27.01    Financial Data Schedule (EDGAR version only)

     99.01    Report of Independent Accountants


 (b) Reports on Form 8-K. No reports were filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   May 9, 1997


                                 PRISM SOLUTIONS, INC.
                                 (Registrant)

                                 By:  /S/ WARREN M. WEISS
                                 --------------------------------------------
                                 Warren M. Weiss
                                 President and Chief Executive Officer

                                 By:  /S/ EARL C. CHARLES
                                 --------------------------------------------
                                 Earl C. Charles
                                 Vice President, Finance and Administration
                                 Chief Financial Officer

                              PRISM SOLUTIONS, INC.
                                INDEX TO EXHIBITS


         EXHIBIT
         -------

         11.01    COMPUTATION OF NET INCOME (LOSS) PER SHARE

         27.01    FINANCIAL DATA SCHEDULE (EDGAR VERSION ONLY)

         99.01    REPORT OF INDEPENDENT ACCOUNTANTS