Form 10-Q
period 1997-06-30
PRISM SOLUTIONS INC
filed 1997-08-13
CIK 1008129

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                ----------------


 (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to ______________


                         COMMISSION FILE NUMBER 0-27774


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

                                 Yes [X] No [ ]

As of August 1, 1997, there were 14,592,398 shares of the Registrant's Common Stock outstanding.

===============================================================================

                              PRISM SOLUTIONS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                              PAGE NO.
ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

             Consolidated Balance Sheets
             December 31, 1996 and June 30, 1997..........................................       3

             Consolidated Statements of Operations Three months ended June 30,
             1996 and June 30, 1997 and
             six months ended June 30, 1996 and June 30, 1997.............................       4

             Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 1996 and June 30, 1997.............................       5

             Notes to Consolidated Financial Statements...................................       6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................................       7

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................      11

                                      PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS............................................................      11

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................      11

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.............................................      12

             SIGNATURES...................................................................      13

             INDEX TO EXHIBITS............................................................      14


PART I. FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PRISM SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      DECEMBER 31,      JUNE 30,
                                                         1996             1997
                                                      ------------     ---------
                                                                      (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                             $ 14,844         $  3,205
  Short-term investments                                  20,052           27,366
  Accounts receivable, net                                 8,392            8,757
  Other receivables                                          151              444
  Prepaid expenses and other assets                          836              970
                                                        --------         --------
      Total current assets                                44,275           40,742
Property and equipment, net                                1,861            2,036
Other assets                                                 163            1,500
                                                        --------         --------
      Total assets                                      $ 46,299         $ 44,278
                                                        ========         ========


LIABILITIES
Current liabilities:
  Accounts payable                                      $  1,326         $  1,831
  Accrued commissions                                        703            1,049
  Accrued payroll and related                              1,726            1,598
  Deferred revenue                                         4,752            4,741
  Other accrued liabilities                                1,270            1,264
                                                        --------         --------
    Total current liabilities                              9,777           10,483
Other liabilities                                             14               14
                                                        --------         --------
    Total liabilities                                      9,791           10,497
                                                        --------         --------
Contingencies (Note 3)


STOCKHOLDERS' EQUITY
Common stock                                                  14               14
Additional paid-in capital                                49,876           48,455
Unrealized holding gains/(losses)                             --              (18)
Receivables from stockholders                               (104)             (90)
Accumulated deficit                                      (13,278)         (14,580)
                                                        --------         --------
    Total stockholders' equity                            36,508           33,781
                                                        --------         --------
    Total liabilities and stockholders' equity          $ 46,299         $ 44,278
                                                        ========         ========



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              PRISM SOLUTIONS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                JUNE 30,                           JUNE 30,
                                    ------------------------------      ------------------------------
                                        1996              1997               1996             1997
                                    ------------      ------------      ------------      ------------
                                             (UNAUDITED)                         (UNAUDITED)
Revenues:
     License                        $      4,718      $      5,126      $      9,115      $     11,740
     Services and other                    3,000             5,084             6,010             8,666
                                    ------------      ------------      ------------      ------------
     Total revenues                        7,718            10,210            15,125            20,406
                                    ------------      ------------      ------------      ------------

Cost of revenues:
     License                                 124               191               257               568
     Services and other                    1,543             3,215             3,167             5,246
                                    ------------      ------------      ------------      ------------
     Total cost of revenues                1,667             3,406             3,424             5,814
                                    ------------      ------------      ------------      ------------

     Gross margin                          6,051             6,804            11,701            14,592
                                    ------------      ------------      ------------      ------------

Costs and expenses:
     Sales and marketing                   4,581             5,201             8,802            10,544
     Research and development              1,240             2,011             2,289             3,509
     General and administrative              777             1,369             1,415             2,577
                                    ------------      ------------      ------------      ------------
     Total operating expenses              6,598             8,581            12,506            16,630
                                    ------------      ------------      ------------      ------------
     Loss from operations                   (547)           (1,777)             (805)           (2,038)

Interest income, net                         491               444               552               938
Other expense, net                           (43)              (79)              (58)             (133)
                                    ------------      ------------      ------------      ------------
     Loss before income taxes                (99)           (1,412)             (311)           (1,233)
Provision for income taxes                   (24)              (35)              (30)              (69)
                                    ------------      ------------      ------------      ------------
     Net loss                       $       (123)     $     (1,447)     $       (341)     $     (1,302)
                                    ============      ============      ============      ============

     Net loss  per share            $      (0.01)     $      (0.11)     $      (0.04)     $      (0.10)
                                    ============      ============      ============      ============
     Shares used in per share
     calculation                      12,738,439        12,946,956         9,018,093        13,091,776
                                    ============      ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PRISM SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         ----------------------
                                                           1996          1997
                                                         --------      --------
                                                               (UNAUDITED)
Cash flows from operating activities:
     Net cash used in operating activities               $   (495)     $ (1,966)
                                                         --------      --------

Cash flows from investing activities:
     Purchases of property and equipment                     (783)         (954)
     Purchases of short-term investments                   (2,995)       (7,296)
                                                         --------      --------
           Net cash used in investing activities           (3,778)       (8,250)
                                                         --------      --------

Cash flows from financing activities:
     Proceeds from stock sold through employee
     purchase plan                                             --           485
     Proceeds from exercise of stock options                   --           106
     Proceeds from initial public offering                 35,634            --
     Repayment on long-term debt                             (703)           --
     Repurchase of common stock                                --        (2,012)
     Proceeds from receivable due from stockholder             --            14
     Other                                                     86           (16)
                                                         --------      --------
           Net cash provided by (used in) financing        35,017        (1,423)
           activities                                    --------      --------

Net increase (decrease) in cash and cash equivalents       30,744       (11,639)
Cash and cash equivalents at beginning of year              1,861        14,844
                                                         --------      --------
Cash and cash equivalents at end of period               $ 32,605      $  3,205
                                                         ========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PRISM SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The consolidated financial statements at June 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 1996 and the three months ended March 31, 1997. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997. The previous year end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.  NET LOSS PER SHARE

The net loss per share, on a historical basis, is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

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

4.  RECENT PRONOUNCEMENTS

During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 requires restatement of all prior period earnings per share data presented after the effective date. The Company does not believe that FAS 128 will have a material impact on the Company's financial position, results of operations or cash flows.

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of FAS 131 and the effects, if any, on the Company's current reporting and disclosures.

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

OVERVIEW
Prism designs, develops, markets and supports data warehouse management software that assists customers in developing, managing and maintaining data warehouses. The Company was incorporated in California in March 1991 and reincorporated in Delaware in February 1996. Through the end of 1992, the Company was in the development stage and was engaged primarily in research and development and the establishment of a sales and marketing infrastructure. The Company began shipping its principal products, Prism Warehouse Manager and Prism Directory Manager, in December 1992 and April 1995, respectively. In December 1996, Prism Warehouse Manager and Prism Directory Manager were replaced with Prism Warehouse Executive and Prism Warehouse Directory, respectively, as the Company's next generation software. In the fourth quarter of 1996, Prism also completed the first transactions for Iterations, its consulting methodology. The majority of the Company's total revenues to date have been derived from software license revenues, which accounted for 61% of total revenues in 1996 and 58% of total revenues in the first six months of 1997. Services and other revenues accounted for the remaining revenues in 1996 and the first six months of 1997. The Company expects that license revenues will continue to account for a majority of the Company's total revenues for the foreseeable future.

During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 requires restatement of all prior period earnings per share data presented after the effective date. The Company does not believe that FAS 128 will have a material impact on the Company's financial position, results of operations or cash flows.

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of FAS 131 and the effects, if any, on the Company's current reporting and disclosures.

The following table sets forth operating results as a percentage of total revenues for the three month and six month periods ended June 30, 1996 and 1997:


                                     PERCENTAGE OF TOTAL REVENUES              PERCENTAGE OF TOTAL REVENUES
                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                               JUNE 30,                                  JUNE 30,
                                   --------------------------------          --------------------------------
                                       1996                 1997                 1996                 1997
                                   -----------          -----------          -----------          -----------
                                   (unaudited)          (unaudited)          (unaudited)          (unaudited)
Revenues:
     License                             61%                  50%                  60%                  58%
     Services and other                  39                   50                   40                   42
                                      -----                -----                -----                -----
     Total revenues                     100                  100                  100                  100
                                      -----                -----                -----                -----
Cost of revenues:
     License                              2                    2                    2                    3
     Services and other                  20                   31                   21                   25
                                      -----                -----                -----                -----
     Total cost of revenues              22                   33                   23                   28
                                      -----                -----                -----                -----
     Gross margin                        78                   67                   77                   72
                                      -----                -----                -----                -----
Costs and expenses:
     Sales and marketing                 59                   51                   58                   52
     Research and development            16                   20                   15                   17
     General and                         10                   13                    9                   13
                                      -----                -----                -----                -----
administrative
     Total operating expenses            85                   84                   82                   82
                                      -----                -----                -----                -----
     Loss from operations                (7)                 (17)                  (5)                 (10)
Interest income, net                      6                    4                    3                    5
Other expense, net                        0                   (1)                   0                   (1)
                                      -----                ------               -----                ------
     Loss before income taxes            (1)                 (14)                  (2)                  (6)
Provision for income taxes                0                    0                    0                    0
                                      -----                -----                -----                -----
     Net loss                            (1)%                (14)%                 (2)%                 (6)%
                                      =====                =====                =====                =====

REVENUES

The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training.

License Revenues. The increase in license revenues from the second quarter of 1996 to the same period of 1997 and from the first half of 1996 to the same period of 1997 was primarily due to an increased number of license transactions. However, the average transaction size declined somewhat from the first quarter of 1996 to the same period in 1997 and from the first half of 1996 to the same period of 1997, due mainly to the smaller configuration of systems licensed to customers.

Services and Other Revenues. The growth in services and other revenues from the second quarter and first half of 1996 to the same periods of 1997 was the result primarily of an increase in the number and scope of consulting engagements as the Company's consulting organization has grown and, to a lesser extent, of increased licensing activity causing an increase in the maintenance base as well as yearly maintenance renewals. The majority of services and other revenues in both periods came from implementation and consulting revenues.

COST OF REVENUES

Cost of License Revenues. Cost of license revenues consists primarily of increases in certain reserves, costs of royalties paid to third-party vendors, and expenses incurred for product media and duplication, shipping expenses, printing of manuals and packaging materials. The dollar amount of cost of license revenues increased from the second quarter of 1996 to the same period of 1997 and from the first half of 1996 to the first half of 1997 primarily because of increases in certain reserves, distribution costs, and media and duplication costs as well as royalty payments and payments to marketing partners for their assistance in consummating licensing transactions. The Company expects that the cost of license revenues will increase in absolute dollars as the Company licenses additional technology and products from third parties for inclusion in its product line.

Cost of Services and Other Revenues. Cost of services and other revenues consists primarily of personnel-related costs incurred in providing consulting and implementation services, telephone support and training to customers. The dollar amount of cost of services and other revenues increases from the second quarter of 1996 to the same period of 1997 and from the first half of 1996 to the first half of 1997 were primarily due to increased personnel-related costs as the Company continued to expand its consulting, customer support and training organizations to support an increase in license revenue. The Company expects that the costs of services and other revenues will increase in absolute dollars.

OPERATING EXPENSES

The growth in operating expenses occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels and the expansion of facilities.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and promotional expenses. The increases in dollar amount in sales and marketing expenses from the second quarter of 1996 to the same period of 1997 and from the first half of 1996 to the same period of 1997 were primarily due to the expansion of the Company's sales operations and increased marketing activities, including trade shows and promotional expenses. The percentage decrease from 1996 to 1997 in sales and marketing expenses compared to total revenues resulted primarily from increases in productivity as sales personnel and system engineers became more experienced, and due to the economies of scale associated with the increase in total revenues. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but slightly decrease as a percentage of total revenues if the Company's total revenues continue to increase.

Research and Development. Research and development expenses consist primarily of salaries paid to the engineering staff. The increases in research and development expenses from the second quarter of 1996 to the same period of 1997 and from the first half of 1996 to the first half of 1997 were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive and, accordingly, the Company anticipates that research and development expenses will increase in absolute dollars and remain fairly constant as a percentage of total revenues if the Company's total revenues continue to increase.

General and Administrative. General and administrative expenses consist primarily of salary expenses for administrative and executive staff. These expenses increased from the second quarter of 1996 to the same period of 1997 and from the first half of 1996 to the first half of 1997 primarily due to the Company's increased finance and information systems department staffing. The increases from 1996 to 1997 in general and administrative expenses as a percentage of total revenues were principally caused by legal fees related to the shareholder lawsuit and costs related to management turnover, in particular recruiting and severance costs. The Company expects that its general and administrative expenses will increase in absolute dollars and decrease as a percentage of revenues if the Company's total revenues continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments decreased to $30,571,000 as of June 30, 1997 from $34,896,000 as of December 31, 1996, due primarily to the purchase of treasury stock and payment of prepaid royalties to third-party vendors. As of June 30, 1997, the Company had $3,205,000 in cash and cash equivalents and $27,366,000 in short-term investments, which are classified as available for sale.

The Company expects that its capital expenditures will remain constant or increase in absolute dollars as the Company's employee base grows. As of June 30, 1997, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of non-cancelable operating leases on its facilities.

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

ADDITIONAL RISK FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Limited Operating History; History of Losses

The Company's limited operating history makes the prediction of future operating results difficult. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is indicative of future operating results. The Company has never been profitable on an annual basis and currently believes that it could continue to experience operating losses in 1997. Future operating results will depend on many factors, including the growth of the data warehousing market, the length of the sales cycle, the level of product and price competition, demand for the Company's products, transaction size, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, the ability to recruit and retain software engineers and other key personnel, general economic conditions and other factors.

Through the remainder of 1997, the Company will continue to invest more in customer services, marketing and research and development, and make personnel additions to the Company's sales force worldwide. These additional expenses may adversely affect the Company's operating margin if there are no offsetting increases in revenues or reductions in other operating expenses.

Management of Growth

The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. Further significant increases in the number of employees are anticipated during the remainder of 1997. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve performance levels, the Company's business, operating results and financial condition could be adversely affected. The Company recently made acquisitions of other smaller software and consulting companies. Such acquisitions are expected to place further strains on the Company's administrative, financial and operational resources as the acquired technology and personnel are integrated into the Company. If the Company's management is unable to effectively integrate and assimilate such acquisitions, the Company's business, operating results and financial condition could be adversely affected.

Lengthy Sales Cycle

The licensing of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. During 1996, the Company began to experience longer sales cycles, which have continued through the second quarter of 1997. The Company believes the longer sales cycles are due to increased competition. If the longer sales cycle persists or continues to lengthen, the Company's future financial performance could be adversely affected.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting") on May 27, 1997. At the Annual Meeting, the Company's stockholders elected James
W. Ashbrook, Kevin A. Fong, Promod Haque, E. Floyd Kvamme, Nancy J. Schoendorf, Norris van den Berg and Warren M. Weiss to the Company's Board of Directors and approved certain proposals described more fully below. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. As of April 4, 1997, the record date for the Annual Meeting, there were approximately 13,385, 462 shares of the Company's Common Stock outstanding, of which 11,463,668 shares, or 85.7%, were present in person or by proxy at the Annual Meeting.

The following matters were brought before the Annual Meeting:

1. Election of Directors. Each of the following persons was elected as a director of the Company, to serve until the next annual meeting of the Company's stockholders and until his successor has been elected and qualified or until his earlier resignation and removal:


                                     Shares in Favor        Shares Withheld
                                     ---------------        ---------------
            James W. Ashbrook          10,965,800               497,888
            Kevin A. Fong              11,366,764                96,924
            Promod Haque               11,366,764                96,924
            E. Floyd Kvamme            10,945,270               518,418
            Nancy J. Schoendorf        10,969,170               494,518
            Norris van den Berg        10,969,270               494,418
            Warren M. Weiss            11,366,220                97,468


2. Amendment of Equity Incentive Plan. The amendment of the company's 1996 Equity Incentive Plan to increase the total number of shares of the Company's Common Stock from 2,000,000 shares to 3,500,000 shares, and increase of 1,500,000 shares, was voted on and approved by the Company's stockholders as follows:

     Shares in Favor     Shares Against       Shares Abstaining       Broker Non-Votes
     ---------------     --------------       -----------------       ----------------
        8,613,899            819,503                77,967               1,952,319


3. Ratification of Selection of Independent Accountants. The selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1997 was voted on and ratified by the Company's stockholders as follows:


     Shares in Favor     Shares Against       Shares Abstaining       Broker Non-Votes
     ---------------     --------------       -----------------       ----------------
       11,439,037            15,862                 8,789                0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  The following exhibits are filed as part of this Form 10-Q:

         11.01  Computation of Net Loss per Share

         27.01  Financial Data Schedule (EDGAR version only)

         99.01  Report of Independent Accountants

    (b) Reports on Form 8-K. No reports were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   August 12, 1997

                                 PRISM SOLUTIONS, INC.
                                 (Registrant)

                                 By:  /S/ WARREN M. WEISS
                                    ------------------------------------------
                                    Warren M. Weiss
                                    President and Chief Executive Officer

                                 By:  /S/ EARL C. CHARLES
                                    ------------------------------------------
                                    Earl C. Charles
                                    Vice President, Finance and Administration
                                    Chief Financial Officer

                              PRISM SOLUTIONS, INC.
                                INDEX TO EXHIBITS

      EXHIBIT
      -------
       11.01        COMPUTATION OF NET LOSS PER SHARE

       27.01        FINANCIAL DATA SCHEDULE (EDGAR VERSION ONLY)

       99.01        REPORT OF INDEPENDENT ACCOUNTANTS