Form 10-Q
period 1997-09-30
PRISM SOLUTIONS INC
filed 1997-11-05
CIK 1008129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                ----------------


 (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997.

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

                                 Yes [X] No [ ]

As of October 30, 1997, there were 14,737,585 shares of the Registrant's Common Stock outstanding.

================================================================================

                              PRISM SOLUTIONS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                           PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                             NO.
                                                                            ----
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

          Consolidated Balance Sheets
          December 31, 1996 and September 30, 1997.......................      3

          Consolidated Statements of Operations
          Three months ended September 30, 1996 and September 30, 1997 and nine months ended September 30, 1996 and
          September 30, 1997.............................................      4

          Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1996 and September 30, 1997....      5

          Notes to Consolidated Financial Statements.....................      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................      7

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS..............................................     11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................     11

          SIGNATURES.....................................................     12

          INDEX TO EXHIBITS..............................................     13

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PRISM SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                          DECEMBER 31,       SEPTEMBER 30,
                                             1996               1997
                                         --------------------------------
                                         (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents              $ 14,844       $  7,682
     Short-term investments                   20,052         15,935
     Accounts receivable, net                  8,392         10,360
     Other receivables                           151            559
     Prepaid expenses and other assets           836          1,308
                                            --------       --------
           Total current assets               44,275         35,844
Property and equipment, net                    1,861          2,612
Other assets                                     163          3,004
                                            --------       --------
           Total assets                     $ 46,299       $ 41,460
                                            ========       ========


LIABILITIES
Current liabilities:
     Accounts payable                       $  1,326       $  2,480
     Notes payable                                 -             38
     Accrued commissions                         703          1,033
     Accrued payroll and related               1,726          1,560
     Deferred revenue                          4,752          4,569
     Other accrued liabilities                 1,270          3,260
                                            --------       --------
           Total current liabilities           9,777         12,940
Other liabilities                                 14            142
                                            --------       --------
           Total liabilities                   9,791         13,082
                                            --------       --------
Contingencies (Note 3)


STOCKHOLDERS' EQUITY
Common stock                                      14             14
Additional paid-in capital                    49,876         54,158
Unrealized holding gains (losses)                  -             18
Receivables from stockholders                   (104)           (90)
Accumulated deficit                          (13,278)       (25,722)
                                            --------       --------
           Total stockholders' equity         36,508         28,378
                                            --------       --------
           Total liabilities and
              stockholders' equity          $ 46,299       $ 41,460
                                            ========       ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             PRISM SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                            ------------------------          ------------------------
                                              1996              1997           1996               1997
                                            -------          -------          -------           -------
                                                   (UNAUDITED)                       (UNAUDITED)
Revenues:
     License                                $  3,540         $  4,885         $ 12,655         $ 16,625
     Services and other                        2,461            5,935            8,471           14,601
                                            --------         --------         --------         --------
     Total revenues                            6,001           10,820           21,126           31,226
                                            --------         --------         --------         --------

Cost of revenues:
     License                                     118              323              375              891
     Services and other                        1,385            3,709            4,552            8,955
                                            --------         --------         --------         --------
     Total cost of revenues                    1,503            4,032            4,927            9,846
                                            --------         --------         --------         --------

     Gross margin                              4,498            6,788           16,199           21,380
                                            --------         --------         --------         --------

Costs and expenses:
     Sales and marketing                       4,102            5,925           12,904           16,469
     Research and development                  1,608            2,590            3,897            6,099
     General and administrative                  793            1,263            2,208            3,840
     Purchased-in-process technology               -            8,558                -            8,558
                                            --------         --------         --------         --------
     Total operating expenses                  6,503           18,336           19,009           34,966
                                            --------         --------         --------         --------
     Loss from operations                     (2,005)         (11,548)          (2,810)         (13,586)

Interest income, net                             478              385            1,030            1,323
Other income (expense), net                      (23)              38              (81)             (95)
                                            --------         --------         --------         --------
     Loss before income taxes                 (1,550)         (11,125)          (1,861)         (12,358)
Provision for income taxes                       (40)             (15)             (70)             (85)
                                            --------         --------         --------         --------
     Net loss                               $ (1,590)        $(11,140)        $ (1,931)        $(12,443)
                                            ========         ========         ========         ========
     Net loss  per share                    $  (0.12)        $  (0.79)        $  (0.19)        $  (0.92)
                                            ========         ========         ========         ========
     Shares used in per share
     calculation                              12,847           14,128           10,375           13,540
                                            ========         ========         ========         ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                         1996           1997
                                                      --------        --------
                                                              (UNAUDITED)
Cash flows from operating activities:
     Net cash used in operating activities            $   (611)       $ (5,805)
                                                      --------        --------

Cash flows from investing activities:
     Purchases of property and equipment                (1,438)         (2,049)
     Purchase of  in-process technology, net
       of cash                                              --          (2,466)
     (Purchases) maturities of short-term
       investments, net                                 (4,530)          4,118
                                                      --------        --------
           Net cash used in investing                   (5,968)           (397)
             activities                               --------        --------

Cash flows from financing activities:
     Payments received on receivable from
        stockholder                                         --              14
     Proceeds from employee stock purchase plan            491             856
     Proceeds from initial public offering              35,634              --
     Repayment on long-term debt                          (703)             --
     Proceeds from the exercise of employee
       stock options                                        --             176
     Repurchase of common stock                             --          (2,014)
     Other                                                  92               8
                                                      --------        --------
           Net cash provided by (used in)
             financing activities                       35,514            (960)
                                                      --------        --------

Net increase (decrease) in cash and cash
   equivalents                                          28,935          (7,162)
Cash and cash equivalents at beginning of year           1,861          14,844
                                                      --------        --------
Cash and cash equivalents at end of period            $ 30,796        $  7,682
                                                      ========        ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements at September 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 1996 and the nine months ended September 30, 1997. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997. The previous year end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.  NET LOSS PER SHARE

The net loss per share, on a historical basis, is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

3.  CONTINGENCIES

On March 5, 1997, a complaint styled Adler et al., v. Prism Solutions, Inc. et al., Case No. CV764547, was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the investment banks which underwrote its initial public offering. The complaint, a putative class action, was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996, and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. The Company believes the complaint has no merit and intends to vigorously defend the action.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

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

During October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition." This statement establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997. The Company does not believe that SOP 97-2 will have a material impact on the Company's financial position, results of operations or cash flows.

5.  ACQUISITIONS

During July of 1997, the Company completed three acquisitions which were accounted for as purchases. The acquisitions of QDB Solutions, and technology developed by Peregrine Bridge Transfer Corporation added data quality and replication technology, respectively, to Prism's product line. Additionally Prism purchased Object Software, a leading warehouse consulting organization in Australia and New Zealand and a former Prism distributor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information contained herein, Management's Discussion and Analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The forward-looking statements contained herein are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from those reflected herein, or those in the Company's Form 10-K dated December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise any forward-looking statements in order to reflect events or circumstances after the date hereof.

OVERVIEW

Prism designs, develops, markets and supports data warehouse management software that assists customers in developing, managing and maintaining data warehouses. The Company was incorporated in California in March 1991 and reincorporated in Delaware in February 1996. Through the end of 1992, the Company was in the development stage and was engaged primarily in research and development and the establishment of a sales and marketing infrastructure. The Company began shipping its principal products, Prism Warehouse Manager and Prism Directory Manager, in December 1992 and April 1995, respectively. In December 1996, Prism Warehouse Manager and Prism Directory Manager were replaced with Prism Warehouse Executive and Prism Warehouse Directory, respectively, as the Company's next generation software. In the fourth quarter of 1996, Prism also completed the first transactions for Iterations, its consulting methodology. The majority of the Company's total revenues to date have been derived from software license revenues, which accounted for 61% of total revenues in 1996 and 53% of total revenues in the first nine months of 1997. Services and other revenues accounted for the remaining revenues in 1996 and the first nine months of 1997. The Company expects that license revenues will continue to account for a significant portion of the Company's revenues for the foreseeable future.

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

During October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition." This statement establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997. The Company does not believe that SOP 97-2 will have a material impact on the Company's financial position, results of operations or cash flows.

The following table sets forth operating results as a percentage of total revenues for the three month and nine month periods ended September 30, 1996 and 1997:



                               PERCENTAGE OF TOTAL REVENUES     PERCENTAGE OF TOTAL REVENUES
                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                       SEPTEMBER 30,                    SEPTEMBER 30,
                               -------------------------------------------------------------
                                      1996            1997           1996            1997
                                  ----------       ----------     -----------    -----------
                                  (unaudited)      (unaudited)    (unaudited)    (unaudited)
                                                                                      .
Revenues:
     License                             59%            45%            60%            53%
     Services and other                  41             55             40             47
                                       ----           ----           ----           ----
     Total revenues                     100            100            100            100
                                       ----           ----           ----           ----
Cost of revenues:
     License                              2              3              1              3
     Services and other                  23             34             22             29
                                       ----           ----           ----           ----
     Total cost of revenues              25             37             23             32
                                       ----           ----           ----           ----
     Gross margin                        75             63             77             68
                                       ----           ----           ----           ----
Costs and expenses:
     Sales and marketing                 68             55             61             53
     Research and development            27             24             18             20
     General and administrative          13             12             11             12
     Purchased-in-process technology      -             79              -             27
                                       ----           ----           ----           ----
     Total operating expenses           108            170             90            112
                                       ----           ----           ----           ----
     Loss from operations               (33)          (107)           (13)           (44)
Interest income, net                      7              4              4              4
Other expense, net                        -              -              -              -
                                       ----           ----           ----           ----
     Loss before income taxes           (26)          (103)            (9)           (40)
Provision for income taxes                1              -              -              -
                                       ----           ----           ----           ----
     Net loss                           (27)%         (103)%           (9)%          (40)%
                                       ====           ====           ====           ====


REVENUES
The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training.

License Revenues. The increase in license revenues from the third quarter of 1996 to the same period of 1997 and from the first nine months of 1996 to the same period of 1997 was primarily due to an increased number of license transactions, the addition of new customers and an increase in sales to the existing customer base.

Services and Other Revenues. The growth in services and other revenues from the third quarter and first nine months of 1996 to the same periods of 1997 was the result primarily of an increase in the number and scope of consulting engagements as the Company's consulting organization has grown to meet customer demand. The majority of services and other revenues in both periods came from consulting revenues.

COST OF REVENUES
Cost of License Revenues. Cost of license revenues consists primarily of royalties paid to third-party vendors, and expenses incurred for product media and duplication, shipping expenses, printing of manuals and packaging materials. Cost of license revenues increased from the third quarter of 1996 to the same period of 1997 and from the first nine months of 1996 to the first nine months of 1997 primarily because of increases in certain reserves, distribution costs, and media and duplication costs as well as royalty payments and payments to marketing partners for their assistance in consummating licensing transactions. The Company expects that the cost of license revenues will increase in absolute dollars as the Company licenses technology and products from third parties for which royalties are owed.

Cost of Services and Other Revenues. Cost of services and other revenues consists primarily of personnel related costs incurred in providing consulting and implementation services, telephone support and training to customers. The dollar amount of cost of services and other revenues increased from the third quarter of 1996 to the same period of 1997 and from the first nine months of 1996 to the first nine months of 1997 primarily due to increased costs related to personnel as the Company continued to expand its consulting, customer support and training organizations. The Company expects that the costs of services and other revenues will increase in absolute dollars.

OPERATING EXPENSES
The growth in operating expenses occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels and the expansion of facilities.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel as well as promotional expenses. The increases in dollar amount in sales and marketing expenses from the third quarter of 1996 to the same period of 1997 and from the first nine months of 1996 to the same period of 1997 were primarily due to the expansion of the Company's sales operations and increased commissions due to revenue growth year over year. In addition, marketing activities, including trade shows and promotional expenses, increased from the same periods for 1996. The percentage decrease from 1996 to 1997 in sales and marketing expenses compared to total revenues resulted primarily from the economies of scale associated with the increase in total revenues. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but slightly decrease as a percentage of total revenues if the Company's total revenues continue to increase.

Research and Development. Research and development expenses consist primarily of salaries paid to the engineering staff. The increases in research and development expenses from the third quarter of 1996 to the same period of 1997 and from the first nine months of 1996 to the first nine months of 1997 were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive and, accordingly, the Company anticipates that research and development expenses will increase in absolute dollars but slightly decrease as a percentage of total revenues if the Company's total revenues continue to increase.

General and Administrative. General and administrative expenses consist primarily of salary expenses for administrative and executive staff. These expenses increased from the third quarter of 1996 to the same period of 1997 and from the first nine months of 1996 to the first nine months of 1997 primarily due to the Company's increased finance and information systems department staffing. The decrease from Q3 1996 to Q3 1997 in general and administrative expenses as a percentage of total revenues were principally caused by the realization of economies of scale, despite legal fees related to the shareholder lawsuit and costs related to management turnover, in particular recruiting and severance costs. The Company expects that its general and administrative expenses will increase in absolute dollars and decrease as a percentage of revenues if the Company's total revenues continue to increase.

Purchased-in-process technology. During the third quarter of 1997, the Company incurred a one time charge of $8.5 million for the write-off of purchased-in-process technology related to the aforementioned acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash, cash equivalents and short-term investments decreased to $23,617,000 as of September 30, 1997 from $34,896,000 as of December 31, 1996, due primarily to the stock repurchase program of $2,014,000 completed in May, payment of prepaid royalties to third-party vendors and to fund operations. Additionally, cash was used to fund the aforementioned acquisitions. As of September 30, 1997, the Company had $7,682,000 in cash and cash equivalents and $15,935,000 in short-term investments, which are classified as available for sale.

The Company expects that its capital expenditures will remain constant or increase in absolute dollars as the Company's employee base grows. As of September 30, 1997, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of non-cancelable operating leases on its facilities.

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

ADDITIONAL RISK FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Limited Operating History; History of Losses
The Company's limited operating history makes the forcast of future operations difficult. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is indicative of future operating results. The Company has never been profitable on an annual basis and currently believes that it could continue to experience operating losses in 1997. Future operating results will depend on many factors, including the growth of the data warehousing market, the length of the sales cycle, the level of product and price competition, demand for the Company's products, transaction size, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, the ability to recruit and retain software engineers and other key personnel, general economic conditions and other factors.

Through the remainder of 1997, the Company will continue to invest more in customer services, marketing and research and development, and make personnel additions to the Company's sales force worldwide. These additional expenses may adversely affect the Company's operating margin if there are no offsetting increases in revenues or reductions in other operating expenses.

Management of Growth
The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. Further increases in the number of employees are anticipated during the remainder of 1997. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve performance levels, the Company's business, operating results and financial condition could be adversely affected. The Company recently made acquisitions of other smaller software and consulting companies. Such acquisitions are expected to place further strains on the Company's administrative, financial and operational resources as the acquired technology and personnel are integrated into the Company. If the Company's management is unable to effectively integrate and assimilate such acquisitions, the Company's business, operating results and financial condition could be adversely affected.

Lengthy Sales Cycle
The licensing of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. During 1996, the Company began to experience longer sales cycles, which have continued through the third quarter of 1997. The Company believes the longer sales cycles are due to increased competition. If the longer sales cycle persists or continues to lengthen, the Company's future financial performance could be adversely affected.

Competition
The data warehouse market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope of the products and services they offer. The Company encounters competition from a number of sources, including management information systems departments of customers and potential customers. The most active competitors to the Company's Prism Scaleable Enterprise and Prism Scaleable Warehouse packages are Evolutionary Technologies International, Apertus Carleton Corporation, and PLATINUM Technology. The most active competitor to the Company's Prism Scaleable Data Mart package is Informatica and several other small, private companies. The Company expects to experience additional competition from other established and emerging software companies, including some of the Company's current marketing partners. Increased competition has resulted in the lengthening of sales cycles and price reductions, and could result in reduced transaction sizes, fewer customer orders, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 5, 1997, a complaint styled Adler et al., v. Prism Solutions, Inc. et al., Case No. CV764547, was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the investment banks which underwrote the Company's initial public offering. The complaint, a putative class action, was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996, and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. The Company believes the complaint has no merit and intends to vigorously defend the action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

       11.01 Computation of Net Loss per Share

       27.01 Financial Data Schedule (EDGAR version only)

   (b) Reports on Form 8-K. No reports were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   November 4, 1997

                                PRISM SOLUTIONS, INC.
                                (Registrant)

                                By: /s/ WARREN M. WEISS
                                ----------------------------------------------
                                Warren M. Weiss
                                President and Chief Executive Officer


                                By: /s/ EARL C. CHARLES
                                ----------------------------------------------
                                Earl C. Charles
                                Chief Financial Officer

                              PRISM SOLUTIONS, INC.
                                INDEX TO EXHIBITS

EXHIBIT
-------
 11.01         COMPUTATION OF NET LOSS PER SHARE

 27.01         FINANCIAL DATA SCHEDULE (EDGAR VERSION ONLY)