Form 10-Q/A
period 1997-09-30
PRISM SOLUTIONS INC
filed 1997-11-10
CIK 1008129

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1


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


                          PART I. FINANCIAL INFORMATION


                                                                            PAGE NO.
                                                                            --------
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

          Consolidated Balance Sheets
          December 31, 1996 and September 30, 1997.......................      3

          Consolidated Statements of Operations
          Three months ended September 30, 1996 and September
          30, 1997 and  nine months ended September 30,
          1996 and September 30, 1997....................................      4

          Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1996 and September 30, 1997....      5

          Notes to Consolidated Financial Statements.....................      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................      7

                             PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS..............................................     11

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS......................     12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................     13

          SIGNATURES.....................................................     14

          INDEX TO EXHIBITS..............................................     15

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PRISM SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     DECEMBER 31,     SEPTEMBER 30,
                                                         1996            1997
                                                       --------        --------
                                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                         $ 14,844        $  7,682
     Short-term investments                              20,052          15,935
     Accounts receivable, net                             8,392          10,360
     Other receivables                                      151             559
     Prepaid expenses and other assets                      836           1,308
                                                       --------        --------
           Total current assets                          44,275          35,844
Property and equipment, net                               1,861           2,612
Other assets                                                163           3,004
                                                       --------        --------
           Total assets                                $ 46,299        $ 41,460
                                                       ========        ========


LIABILITIES
Current liabilities:
     Accounts payable                                  $  1,326        $  2,480
     Notes payable                                         --                38
     Accrued commissions                                    703           1,033
     Accrued payroll and related                          1,726           1,560
     Deferred revenue                                     4,752           4,569
     Other accrued liabilities                            1,270           3,260
                                                       --------        --------
           Total current liabilities                      9,777          12,940
Other liabilities                                            14             142
                                                       --------        --------
           Total liabilities                              9,791          13,082
                                                       --------        --------
Contingencies (Note 3)


STOCKHOLDERS' EQUITY
Common stock                                                 14              14
Additional paid-in capital                               49,876          54,158
Unrealized holding gains (losses)                          --                18
Receivables from stockholders                              (104)            (90)
Accumulated deficit                                     (13,278)        (25,722)
                                                       --------        --------
           Total stockholders' equity                    36,508          28,378
                                                       --------        --------
           Total liabilities and
           stockholders' equity                        $ 46,299        $ 41,460
                                                       ========        ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                   --------------------    --------------------
                                    1996         1997        1996        1997
                                   --------    --------    --------    --------
                                        (UNAUDITED)             (UNAUDITED)
Revenues:
     License                       $  3,540    $  4,885    $ 12,655    $ 16,625
     Services and other               2,461       5,935       8,471      14,601
                                   --------    --------    --------    --------
     Total revenues                   6,001      10,820      21,126      31,226
                                   --------    --------    --------    --------

Cost of revenues:
     License                            118         323         375         891
     Services and other               1,385       3,709       4,552       8,955
                                   --------    --------    --------    --------
     Total cost of revenues           1,503       4,032       4,927       9,846
                                   --------    --------    --------    --------

     Gross margin                     4,498       6,788      16,199      21,380
                                   --------    --------    --------    --------

Costs and expenses:
     Sales and marketing              4,102       5,925      12,904      16,469
     Research and development         1,608       2,590       3,897       6,099
     General and administrative         793       1,263       2,208       3,840
     Purchased -in-process
      technology                       --         8,558        --         8,558
                                   --------    --------    --------    --------

     Total operating expenses         6,503      18,336      19,009      34,966
                                   --------    --------    --------    --------
     Loss from operations            (2,005)    (11,548)     (2,810)    (13,586)

Interest income, net                    478         385       1,030       1,323
Other income (expense), net             (23)         38         (81)        (95)
                                   --------    --------    --------    --------
     Loss before income taxes        (1,550)    (11,125)     (1,861)    (12,358)
Provision for income taxes              (40)        (15)        (70)        (85)
                                   --------    --------    --------    --------
     Net loss                      $ (1,590)   $(11,140)   $ (1,931)   $(12,443)
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
                                   ========    ========    ========    ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                           1996          1997
                                                         --------      --------
                                                              (UNAUDITED)
Cash flows from operating activities:
     Net cash used in operating activities               $   (611)     $ (5,805)
                                                         --------      --------

Cash flows from investing activities:
     Purchases of property and equipment                   (1,438)       (2,049)
     Purchase of  in-process technology, net                 --          (2,466)
       of cash
     (Purchases) maturities of short-term
           investments, net                                (4,530)        4,118
                                                         --------      --------

           Net cash used in investing
             activities                                    (5,968)         (397)
                                                         --------      --------


Cash flows from financing activities:
     Payments received on receivable from
        stockholder                                          --              14

     Proceeds from employee stock purchase plan               491           856
     Proceeds from initial public offering                 35,634          --
     Repayment on long-term debt                             (703)         --
     Proceeds from the exercise of employee
        stock options                                        --             176

     Repurchase of common stock                              --          (2,014)
     Other                                                     92             8
                                                         --------      --------
           Net cash provided by (used in)
               financing activities                        35,514          (960)
                                                         --------      --------


Net increase (decrease) in cash and cash
   equivalents                                             28,935        (7,162)
Cash and cash equivalents at beginning of year              1,861        14,844
                                                         --------      --------
Cash and cash equivalents at end of period               $ 30,796      $  7,682
                                                         ========      ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

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

The following table sets forth operating results as a percentage of total revenues for the three month and nine month periods ended September 30, 1996 and 1997:


                                    PERCENTAGE OF TOTAL REVENUES    PERCENTAGE OF TOTAL REVENUES
                                           ---------------                ---------------
                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                           ---------------                ---------------
                                         1996           1997            1996            1997
                                         ----           ----            ----            ----
                                    (unaudited)     (unaudited)     (unaudited)      (unaudited)
Revenues:
     License                               59%            45%               60%              53%
     Services and other                    41             55                40               47
                                         ----           ----              ----             ----
     Total revenues                       100            100               100              100
                                         ----           ----              ----             ----
Cost of revenues:
     License                                2              3                 1                3
     Services and other                    23             34                22               29
                                         ----           ----              ----             ----
     Total cost of revenues                25             37                23               32
                                         ----           ----              ----             ----
     Gross margin                          75             63                77               68
                                         ----           ----              ----             ----
Costs and expenses:
     Sales and marketing                   68             55                61               53
     Research and development              27             24                18               20
     General and administrative            13             12                11               12
     Purchased-in-process technology       --             79                --               27
                                         ----           ----              ----             ----
     Total operating expenses             108            170                90              112
                                         ----           ----              ----             ----
     Loss from operations                 (33)          (107)              (13)             (44)
Interest income, net                        7              4                 4                4
Other expense, net                         --             --                --               --
                                         ----           ----              ----             ----
     Loss before income taxes             (26)          (103)               (9)             (40)
Provision for income taxes                  1             --                --               --
                                         ----           ----              ----             ----
     Net loss                             (27)%         (103)%              (9)%            (40)%
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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Equity Securities
On July 1, 1997, the Company issued an aggregate of 258,621 shares of its Common Stock to Object Software Pty. Limited ("Object") in connection with the acquisition by a wholly-owned Australian subsidiary of the Company of certain of Object's assets pursuant to an Asset Purchase Agreement entered into on July 1, 1997 between the Company, the Company's wholly-owned Australian subsidiary, Object and Mark Rankovic, the chief executive officer of Object and the controller of Object's major shareholder.

On July 21, 1997, the Company issued an aggregate of 1,143,613 shares of its Common Stock and paid an aggregate of $617,000 to three individuals in connection with the acquisition by the Company of QDB Solutions, Inc., a Massachusetts corporation ("QDB"), through the merger of a wholly-owned subsidiary of the Company with and into QDB pursuant to an Agreement and Plan of Reorganization entered into on July 21, 1997 between the Company, the Company's wholly-owned subsidiary, QDB and the shareholders of QDB.

Use of Proceeds from Initial Public Offering
On March 14, 1996, the Company's registration statement on Form SB-2 (File No. 333-1180-LA) related to the initial public offering of the Company's Common Stock (the "Registration Statement") was declared effective by the Securities and Exchange Commission. The net offering proceeds to the Company after expenses was $35,718,369 (the "Offering Proceeds"). From the effective date of the Registration Statement to September 30, 1997, the Offering Proceeds have been used for the purposes listed below:

                                             Direct or indirect payments to     Direct or indirect payments to others
                                             directors, officers, general
                                             partners of the
                                             Company or their associates; to
                                             persons
                                             owning ten (10) percent or more
                                             of any class
                                             of equity securities of the
                                             Company; and to
                                             affiliates of the Company

Construction of plant, building and facility      ____                                       $   59,572


Purchase and installation of
machinery and equipment                           ____                                         3,421,482


Repayment of indebtedness                         ____                                           611,450

Acquired Businesses                               ____                                         2,466,000

Working capital                                   ____                                         8,200,865

Purchase of short-term liquid securities          ____                                        20,959,000
                                                                                             -----------

                                                                                             $35,718,369
                                                                                             ===========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

       11.01  Computation of Net Loss per Share

       27.01  Financial Data Schedule (EDGAR version only)

   (b) Reports on Form 8-K. No reports were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No.1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   November 7, 1997

                                   PRISM SOLUTIONS, INC.
                                   (Registrant)

                                   By: /S/ WARREN M. WEISS
                                      -------------------------------
                                   Warren M. Weiss
                                   President and Chief Executive Officer

                                   By: /S/ EARL C. CHARLES
                                      -------------------------------
                                   Earl C. Charles
                                   Chief Financial Officer

                              PRISM SOLUTIONS, INC.
                                INDEX TO EXHIBITS

    EXHIBIT
    -------
    11.01         COMPUTATION OF NET LOSS PER SHARE

    27.01         FINANCIAL DATA SCHEDULE (EDGAR VERSION ONLY)