Form 10-K
period 1997-12-31
PRISM SOLUTIONS INC
filed 1998-02-04
CIK 1008129

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM  ______________ TO  _______________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting Common Stock held by non-affiliates of the Registrant as of January 21, 1998 was approximately $22,643,985. Shares of Common Stock held by each executive, director and 5% or greater shareholder have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Company has not issued any shares of non-voting common equity.

     As of January 21, 1998, there were approximately 14,777,369 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Definitive Proxy Statement in connection with the Registrant's 1997 Annual Meeting of Stockholders to be held March 20, 1998 in Sunnyvale, California are incorporated by reference in Part III.

================================================================================

                             PRISM SOLUTIONS, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               NO.
                                                                                               ----
                                              PART I.
Item 1.      Business........................................................................    1
Item 2.      Properties......................................................................    6
Item 3.      Legal Proceedings...............................................................    6
Item 4.      Submission of Matters to a Vote of Security Holders.............................    7
Item 4A.     Executive Officers of the Registrant............................................    7
                                             PART II.
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...........    9
Item 6.      Selected Financial Data.........................................................   10
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................   10
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk......................   17
Item 8.      Financial Statements and Supplementary Data.....................................   17
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosures.....................................................................   17
                                             PART III.
Item 10.     Directors and Executive Officers of Registrant..................................   34
Item 11.     Executive Compensation..........................................................   34
Item 12.     Security Ownership of Certain Beneficial Owners and Management..................   34
Item 13.     Certain Relationships and Related Transactions..................................   34
                                             PART IV.
Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K..................   35
Signatures   ................................................................................   39

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Prism Solutions, Inc. ("Prism" or the "Company") designs, develops, markets and supports data warehouse management software that assists its customers in implementing data warehousing applications for the enterprise or line of business; delivered through an information architecture of data warehouses, data marts, and/or Operational Data Stores ("ODS.") These applications provide new information to the organization by delivering improved efficiencies for existing operations or processes and providing new, cross-functional views of the business to drive innovation and overall business effectiveness. Additionally, these applications create a comprehensive perspective for discovering and capitalizing on new market opportunities.

     Data warehouses, data marts and ODS (data warehouse) are separate databases that store historical data which is collected from an enterprise's existing operational computer systems, then integrated and transformed for use in business analysis and decision making. Prism offers a comprehensive suite of products, services and methodology for the rapid, iterative process of building, managing, maintaining and using warehousing applications which can be deployed on top of the customer's existing IT infrastructure. The Company's products enable its customers to develop and maintain their data warehouses more quickly than through manual programming methods or through the use of individual programming tools. By using the Company's products, customers can build an initial data warehouse in as little as three to six months and significantly reduce ongoing maintenance costs. At the same time, the Company's products collect and manage "meta data," contextual information describing the data being stored in the warehouse. The meta data collection and analysis capabilities provided by the Company's products allow for more reliable analysis and decision making by providing users with the ability to determine what data is in the warehouse, where it came from, how it was transformed and how it has changed over time.

     Prism's suite of Scaleable Data Warehousing Solutions packages provides a point-and-click user interface for data warehousing projects, complementing products offered by database, data access and systems integration providers. The suite offers support for the construction and maintenance of data warehouses; an iterative warehousing methodology, scaleable software solutions for rapid economic implementation, and a flexible information architecture built on an integrated meta data foundation. The Company supports and provides a wide range of consulting and implementation services to assist its customers in the successful implementation of their warehousing initiatives.

     Prism was initially incorporated in California in 1991 and was reincorporated in Delaware in January 1996. The Company maintains its executive offices at 1000 Hamlin Court, Sunnyvale, California, 94089. Its telephone number is (408) 752-1888.

PRODUCTS AND SERVICES

     Prism offers data warehouse management software products and related services. Its Scaleable Data Warehousing Solutions packages are designed to meet customer needs for data marts, department warehouses, enterprise-wide warehouses and conversion environments. Substantially all of the Company's license revenues to date have been attributable to licenses for Prism Warehouse Manager and Prism Directory Manager, the predecessors to Prism Warehouse Executive(TM) and Prism Warehouse Directory(TM), respectively. Customers can select from the following packages to match their requirements:

     The Prism Scaleable Data Mart package supports the construction of scaleable data marts for workgroups or departments. It is typically used to build a mart consisting of a single subject area of data within a single target database, commonly sourcing UNIX operational systems and creating a data mart on a UNIX or NT platform. Prism's mart package also simplifies sourcing of more complex legacy systems data.

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

     Prism Warehouse Executive has a drag-and-drop graphical user interface that allows users to graphically model the flow of data from multiple data sources into a target data warehouse, including all required data mappings and transformations. The design documents and reports created with Prism Warehouse Executive give the user an overview of a project's structure and workflow, and help them gain visibility to the warehouse or mart construction process. Prism Warehouse Executive extracts and integrates data from mainframe and UNIX-based source databases. Built-in transformations allow users to perform the data conversions, structural changes and summarizations needed to create a consistent, historical perspective of information. Support for user-defined business rules and user exit routines provides customers with the flexibility needed to tailor the warehouse population processes to suit their particular environments and data transformation requirements. Prism Warehouse Executive includes a range of options to provide comprehensive support for the ongoing process of managing and maintaining the data warehouse. Prism Changed Data Capture allows customers to capture changes to the information in their operational systems as well as transform and load these changes into the data warehouse. Prism Schedule Manager provides support for planning, scheduling and managing the deployment of processes to source, transform and load data into the data warehouse. Prism FastLoad and FastUpdate allows the replication and movement of data between databases for load balancing and the propagation of data marts.

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

     Complementing Prism Warehouse Executive and Directory, the Company offers Prism Quality Manager (PQM). This product allows customers to analyze the accuracy of data in their operational systems, manage the accuracy of the data transformation process, and monitor the ongoing quality of data in the warehouse. Prism Quality Manager allows customers to shorten the warehouse development cycle and improve overall information accuracy and end user confidence in warehoused information. PQM can also be used to improve quality in application conversions or data quality/reengineering initiatives for existing operational systems.

     Implementation and Consulting Services. Prism provides both implementation services and longer term consulting services to assist in the sale and installation of its products. Implementation services are marketed by the Company as a standard component of the product license and delivery process, thereby enhancing the likelihood of early-stage customer acceptance and satisfaction. The implementation process, which lasts approximately two weeks and is delivered by a systems engineering team familiar to the customer, includes an on-site planning session, product training, a detailed design session and implementation of a prototype or limited scope data warehouse. In 1997, Prism also established vertical consulting practices for the utilities and insurance industries.

     Prism's Iterations(TM) methodology is a key underlying component of Prism's Scaleable Data Warehousing Solutions. Iterations establishes an effective development process that defines the ongoing parallel steps and cycles needed to build data warehouses within reasonable timeframes. Iterations details the activities specific to the data warehouse development process, guiding users from the startup phase to analysis and design; to construction, testing and implementation; then returning to evaluation and management of the subsequent version.

     In conjunction with the Iterations methodology, Prism has introduced a suite of SureStart(TM) consulting programs to help customers achieve early, visible results with their data warehousing projects. The SureStart Readiness Assessment evaluates a company's technical and organizational preparedness to proceed with a data warehouse initiative. The SureStart Mentored Pilot extends the SureStart Readiness Assessment to guide an organization through its initial data warehouse. Prism's SureStart Mart offers focuses on data marts that meet departmental requirements.

     Prism is also engaged in educating the market about the benefits, technology and payback of data warehousing through seminars, educational curriculums and technical publications. Prism offers executive briefings and seminars worldwide to help companies understand data warehousing strategies. Additionally, Prism publishes a series of Tech Topics and Executive Briefings that provide in-depth information on data warehouse strategy and implementation.

PRODUCT DEVELOPMENT

     The Company believes that its future success will depend, in part, on its ability to maintain and improve its current technologies, enhance its existing products and develop new products that meet an expanding range of customer requirements. The Company intends to expand its existing product offerings and to introduce new data warehousing software products. To date, the Company has relied primarily on internal development of its products, but expects that, based on timing and cost considerations, it will also license or acquire technology or products from third parties or consultants. For example, the Company licenses its web access software from a third party. The Company intends to continue to support industry standard operating environments, client-server architectures and databases.

     The Company is currently rewriting its software code base and plans to incrementally incorporate the new code into its products over the next two years. The first product element to incorporate the new code base was the point-and-click user interface, which was introduced as part of Prism Warehouse Executive in the fourth quarter of 1996. The Company believes that the new code base will allow it to more easily maintain its software and quickly add functionality to its products. In addition, the new code base provides an enhanced level of usability for growing the customer base.

     As of December 31, 1997, the Company's product development staff consisted of 87 full-time equivalent employees. The Company's total expenses for product development for 1995, 1996 and 1997 were $3,451,000, $5,705,000, and $9,086,000 respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. To date, the Company has not capitalized any software development costs as such costs required to be capitalized have been immaterial.

     The market for data warehouse software products is characterized by rapidly changing technology and improvements in computer hardware, computer software and databases. The Company's success will depend upon its ability to deliver its new code base, maintain competitive technologies, enhance its current products and develop new products in a timely and cost-effective manner that meet changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be able to develop and market, on a timely basis, if at all, product enhancements or new products that respond to changing market conditions or that they will be accepted by customers. The Company has previously experienced delays in the development and introduction of new products and product enhancements. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any failure by the Company to anticipate or to respond adequately to changing market conditions, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of the Company's products and would have a material adverse effect on the Company's business, operating results and financial condition.

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company markets its software and services primarily through a direct sales organization and, to a lesser extent, through third-party distributors and other indirect sales channels. The Company employs skilled engineers and technically proficient salespersons capable of serving the needs of its customers' information and business management staffs. In addition to its direct sales efforts, the Company utilizes advertising, direct mail and public relations programs, participates in numerous industry trade shows and individually or jointly organizes seminars and conferences to promote the adoption of its products and methodologies. The Company currently has domestic offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York and Washington, D.C. In addition, the Company has offices in Reading, United Kingdom; Paris, France; Munich, Germany; Madrid, Spain; Toronto, Canada; Mexico City, Mexico; Holland, Netherlands and through its recently completed acquisition of Object Software, Melbourne, Australia. Field offices are staffed with both sales and technical pre-sales representatives. In 1997, the Company opened field offices in the Netherlands, Australia, New Zealand, Hong Kong and Singapore.

     The Company has also developed indirect distribution and marketing channels with vendors whose products fit strategically with those of the Company. The Company believes that, in order to provide the most comprehensive and competitive data warehouse management solutions for heterogeneous, open systems computing environments, it will be necessary to develop, maintain and enhance close associations with application, database, data access, hardware and operating system vendors. The Company currently has marketing relationships with over 20 software and hardware vendors and several systems integrators. However, there can be no assurance that the Company will be able to maintain such existing relationships or enter into new relationships. The Company's failure to do so could adversely affect the portability of the Company's products to and compatibility with existing and new platforms and databases and the timing of new and enhanced products into the marketplace. In addition, failure to do so could affect the Company's ability to leverage third party distribution channels and increase its market presence.

     The Company engages distributors to serve certain international markets in which the Company typically does not have a direct sales presence. The Company's current distributors sublicense the Company's products in Belgium, Denmark, Israel, Italy, Luxembourg, the Netherlands, Portugal, South Africa, Spain and Sweden. In 1997, the Company added additional distributors in Brazil and Mexico. These distributors license the Company's products at a discount for relicensing and may provide training and consulting services to end users, in certain cases. The Company intends to expand its operations in Europe, North America, Latin America and Asia, which will require significant management attention and financial resources. The Company has committed and continues to commit significant resources to developing international sales and support channels and opening international sales offices. In 1997, the Company expanded its presence in the Asia/Pacific region with the acquisition of its distributor, Object Software. There can be no assurance that the Company's efforts to develop international sales and support channels will be successful. The failure of such efforts could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that its ability to provide a high level of customer service and technical support is crucial to its marketing efforts and to the establishment of long-term customer relationships. The Company offers an annual maintenance program to its licensees through the Company's internal support organization that includes product updates and post-sales technical assistance via telephone hotline, web and fax. Substantially all of the Company's customers at the time of initial software licensing contract with the Company for annual maintenance. Annual maintenance fees are typically 15% of the license fees for the relevant products. The Company also offers installation, consulting, education and training services on a fee basis to assist customers in implementing their data warehouse solutions. Education and training is offered at the Company's in-house facilities and at customers' sites. The Company's distributors also offer first-level customer support to their end users, while relying on the Company for any additional support as needed.

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

     At December 31, 1997, the Company had more than 330 active customers, some with multiple installations. No customer accounted for more than 10% of the Company's total revenues in 1995, 1996 or 1997.

COMPETITION

     The data warehouse market is intensely competitive and subject to rapid change. Competitors vary in size and scope of the products and services they offer. The Company encounters competition from a number of sources, including internal information systems departments of customers and potential customers. The most active competitors to the Company's Prism Scaleable Enterprise and Prism Scaleable Warehouse packages are Evolutionary Technologies International, Apertus Carleton Corporation, and PLATINUM Technology. The most active competitor to the Company's Prism Scaleable Data Mart package is Informatica and several other small, private companies. Notwithstanding the foregoing, all competitors compete in each market segment. The Company expects to experience additional competition from other established and emerging software companies, including some of the Company's current marketing partners. Increased competition has resulted in the lengthening of sales cycles and price reductions, and could result in reduced transaction sizes, fewer customer orders, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

     As of December 31, 1997, the Company employed 312 full-time equivalent persons, including 103 in sales, presales technical support, marketing and related activities, 109 in product development and support, 68 in consulting services, and 32 in management, administration and finance. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry, and an inability to attract and retain qualified development and sales personnel, in particular, could postpone product release schedules and adversely affect the Company's ability to generate revenue.

     None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement with respect to his or her employment by the Company. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing, support and product development facility is located in approximately 38,000 square feet of space in Sunnyvale, California. The lease on this office space expires in April 1998, but has a two-year renewal option. The Company also leases approximately 4,000 square feet of space in the United Kingdom under a lease agreement that expires in July 1999. The Company currently leases small field offices in 7 United States cities, as well as in France, Germany, Spain, Canada, Australia, New Zealand, Hong Kong Singapore and Mexico. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     On March 5, 1997, a class action complaint was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the underwriters of its initial public offering. The complaint was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996, and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. On August 6, 1997 the Superior Court entered an order sustaining demurrers to the California Corporation Code claims with leave to amend and the Federal Securities Act of 1933 claims without leave to amend. On December 12, 1997, the plaintiff filed an amended complaint which included both the California Corporation Code claims and the Federal Securities Act of 1933 claims. The Company has filed a demurrer to the amended complaint. On December 24, 1997, Milbury Weiss Bershad Hynes & Lerach LLP filed a class action complaint in the United States District Court for the Northern District of California. This action, which names the Company and several current and former officers and directors as defendants, is based on the same allegations as the earlier filed State Court action. The Company believes that the complaints have no merit and will vigorously defend itself.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and their respective ages as of February 4, 1998, are as follows:

                       NAME                  AGE                    POSITION
        -----------------------------------  ----    --------------------------------------
        James W. Ashbrook..................    55    Chairman of the Board of Directors
        Warren M. Weiss....................    41    President and Chief Executive Officer
        Earl C. Charles....................    46    Chief Financial Officer and Secretary
        Christopher Hyrne..................    43    Vice President, Marketing,
        Nick Caffara.......................    40    Vice President, Consulting Services
        Tom Swanson........................    42    Vice President, North America Sales
        Philip M. Sakakihara...............    53    Vice President, Development
        Mark Rankovic......................    32    Vice President, Asia Pacific Sales
        Donald N. Taylor...................    43    Vice President, International Sales

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

     Mr. Weiss has been President, Chief Executive Officer and a Director of the Company since February 1997. From June 1996 to February 1997, he served as President and Chief Operating Officer of SQRIBE Technologies, a provider of server-based reporting solutions. From April 1995 to May 1996, Mr. Weiss served as President and Chief Executive Officer of Strategic Mapping, Inc., a software and geo-demographic information company. From 1993 to 1994, Mr. Weiss was employed by NeXT Computer, Inc., a computer systems company, most recently as Vice President, Worldwide Sales and Service. He has also held senior management positions at Continuum and Management Science America. Mr. Weiss holds a Bachelor of Science in Criminology from Western Illinois University.

     Mr. Charles has served as Chief Financial Officer and Secretary of the Company since April 1997. From June 1996 to April 1997, he was Chief Financial Officer of R2 Technology, Inc., a medical imaging software company. From September 1993 to June 1996, he was Senior Vice President of Operations and Chief Financial Officer of Strategic Mapping, Inc., a software and geo-demographic information company. Prior to that, from 1983 to 1993, he was a partner at Deloitte & Touche LLP, a public accounting firm. Mr. Charles received his B.B.A. degree from the University of Notre Dame.

     Mr. Hyrne has served as Vice President of Marketing for Prism Solutions since September 1997. From August 1994 to December 1996, he was Director of Market Development for Taligent, responsible for defining new market opportunities, early adopter and partner relationships. From June 1977 to July 1994, he was at IBM, holding positions in marketing, large enterprise sales and new market development. Mr. Hyrne received his B.S. degree in Economics from Santa Clara University.

     Mr. Caffara has served as Vice President of Consulting Services since April 1997. From March 1995 to April 1997, he was involved in the consulting services group for North America. From 1987 to 1995, Mr. Caffara was a Vice President at A.C. Nielson Marketing Research. Prior to that, he was a Systems Engineering Manager at ITT Information Systems from 1985 to 1987. From 1983 to 1985, Mr. Caffara was a Business Systems Consultant with Coopers and Lybrand, LLP. Mr. Caffara received his B.S. in Applied Economics and Physical Sciences from Rutgers University in 1983.

     Mr. Swanson has been with the Company since April, 1994. He has been Vice President of North American Sales since August, 1997. Prior to that, Mr. Swanson was Area Vice President for Sales, responsible for the Eastern and Central U.S. and Canada. From 1985 to 1993, he held a variety of sales and sales management positions with Comshare, Inc. of Ann Arbor, Michigan. From April 1980 to 1984, he was a management consultant with Deloitte & Touche LLP. Mr. Swanson received his B.S.B.A from John Carroll University in Cleveland, Ohio.

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

     Mr. Rankovic has served as Vice President of Asia Pacific Sales since July 1997. From January 1991 to July 1997, Mr. Rankovic was the President and founder of Object Software Pty Ltd., which the Company acquired in July. From 1986 through 1990, Mr. Rankovic was the Director of Professional Services for Information Builders, Inc. (and its prior distributor in Australia). Mr. Rankovic received his Bachelor of Science in Applied Mathematics and Computer Science with Honours from the University of Adelaide, Australia in 1985.

     Mr. Taylor joined the Company in August 1995 as Vice President, International Sales. From January 1994 to August 1995, he was employed by Oracle U.K. Ltd., where he served as Director of Marketing. Prior to joining Oracle U.K. Ltd., Mr. Taylor was employed by Sun Microsystems, where he served as Director of Marketing, Northern Europe from January 1992 to December 1993 and as Director of Marketing, U.K. from November 1991 to January 1992. From 1989 to August 1991, Mr. Taylor was Vice President, European General Manager at Netwise International Ltd. He holds a Bachelor of Arts degree in History from Williams College.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market under the symbol PRZM. The following table sets forth the range of high and low sales prices for each of the quarterly periods included in the fiscal years ended December 31, 1996 and 1997. For the 1996 period, the range of high and low sales prices are subsequent to the Company's initial public offering of March 15, 1996:

                                 FISCAL                                       HIGH       LOW
-------------------------------------------------------------------------    ------     ------
1996
First Quarter (since March 15, 1996).....................................    $27.50     $22.75
Second Quarter...........................................................    $36.75     $22.25
Third Quarter............................................................    $24.00     $ 8.25
Fourth Quarter...........................................................    $ 9.25     $ 4.25

                                 FISCAL                                       HIGH       LOW
-------------------------------------------------------------------------    ------     ------
1997
First Quarter............................................................    $10.38     $ 4.88
Second Quarter...........................................................    $ 7.88     $ 4.38
Third Quarter............................................................    $ 7.50     $ 4.38
Fourth Quarter...........................................................    $ 7.06     $ 3.50

On January 21, 1998, there were approximately 123 record holders and over 15 beneficial holders of Prism Solutions, Inc. common stock.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     From the effective date of the Registration Statement to December 31, 1997, the Offering Proceeds have been used for the purposes listed below:

                            DIRECT OR INDIRECT PAYMENTS TO
                            DIRECTORS, OFFICERS, GENERAL PARTNERS OF THE
                            COMPANY OR THEIR ASSOCIATES; TO PERSONS
                            OWNING TEN (10) PERCENT OR MORE OF ANY CLASS
                            OF EQUITY SECURITIES OF THE COMPANY; AND TO
                            AFFILIATES OF THE COMPANY                       DIRECT OR INDIRECT PAYMENTS TO OTHERS
                            ---------------------------------------------   --------------------------------------
    Construction of plant,
      building and
      facility............                       --                                      $     59,572
    Purchase of property
      and equipment.......                       --                                         4,283,482
    Repayment of
      indebtedness........                       --                                           611,450
    Acquired Businesses...                       --                                         2,466,000
    Working capital.......                       --                                        12,035,865
    Purchase of short-term
      liquid securities...                       --                                        16,262,000
                                                                                           ----------
                                                                                         $ 35,718,369

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

                                                        YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                      1993          1994          1995         1996          1997
                                   -----------   -----------   ----------   -----------   -----------
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Total revenues...................  $     1,739   $     8,227   $   17,760   $    30,424   $    43,433
Gross margin.....................        1,093         6,460       14,341        23,285        28,723
Loss from operations.............       (4,096)       (2,497)      (2,767)       (3,151)      (17,533)
Net loss.........................  $    (4,063)  $    (2,538)  $   (2,738)  $    (1,839)  $   (16,152)
Basic and diluted loss per
  share(1).......................  $     (1.45)  $     (0.90)  $    (0.90)  $     (0.16)  $     (1.16)
Shares used in per share
  calculations(1)................    2,808,411     2,814,115    3,045,568    11,475,335    13,868,960
BALANCE SHEET DATA:
Cash, cash equivalents and short-
  term investments...............  $     3,049   $     3,205   $    1,861   $    34,896   $    21,255
Working capital..................        2,972         3,247          904        34,498        21,182
Total assets.....................        4,329         7,257       10,493        46,299        38,950
Long-term obligations............           --            --          271            --           138
Total stockholders' equity.......        3,142         3,623        2,054        36,508        26,121

---------------

(1) Restated for adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share"; see Note 2 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information contained herein, Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The forward-looking statements contained herein are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from those reflected herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise any forward-looking statements in order to reflect events or circumstances after the date hereof.

OVERVIEW

     Prism designs, develops, markets and supports data warehouse management software that assists customers in developing, managing and maintaining data warehouses. The Company was incorporated in California in March 1991 and reincorporated in Delaware in January 1996. Through the end of 1992, the Company was in the development stage and was engaged primarily in research and development and the establishment of a sales and marketing infrastructure. The Company began shipping its principal products, Prism Warehouse Manager, in December 1992 and Prism Directory Manager in April 1995. In December 1996, Prism Warehouse Manager and Prism Directory Manager were replaced with Prism Warehouse Executive and Prism Warehouse Directory, respectively, as the Company's next generation software. In the fourth quarter of 1996, Prism also completed the first transactions for Iterations, its consulting methodology. The majority of the Company's total revenues to date have been derived from software license revenues, which accounted for 52% of total revenues in 1997. Services and other revenues (including maintenance) accounted for the remaining revenues in 1997. The Company expects that license revenues will continue to account for a significant portion of the Company's total revenues for the foreseeable future.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

     During October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." This statement establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of SOP 97-2 and has not yet determined the result, if any, on the Company's financial position, results of operations or cash flows.

     On July 1, 1997, the Company issued an aggregate of 258,621 shares of its Common Stock to Object Software Pty. Limited ("Object"). The transaction, accounted for as a purchase for accounting purposes, was completed in connection with the acquisition by a wholly-owned Australian subsidiary of the Company of certain of Object's assets pursuant to an Asset Purchase Agreement entered into on July 1, 1997 between the Company, the Company's wholly-owned Australian subsidiary, Object and Object's major shareholder.

     On July 21, 1997, the Company issued an aggregate of 1,143,613 shares of its Common Stock and paid an aggregate of $1,250,000 in connection with the acquisition by the Company of QDB Solutions, Inc., a Massachusetts corporation ("QDB"). The acquisition was accounted for as a purchase through the merger of a wholly-owned subsidiary of the Company with and into QDB pursuant to an Agreement and Plan of Reorganization entered into on July 21, 1997 between the Company, the Company's wholly-owned subsidiary, and the shareholders of QDB.

     Goodwill related to the acquisition (see Note 2 and Note 11 in the Notes to the Consolidated Financial Statements) is being amortized over a five-year period.

     On July 22, 1997, the Company purchased certain technology from Pergrine/Bridge Transfer Corporation for $1,300,000 in prepaid royalties. Additionally, the Company may be obligated to make an additional $2,700,000 in royalty payments, based upon future sales, not to exceed $4,000,000 in the aggregate. The royalty payments are payable 45 days after the end of each of the Company's fiscal quarters. Under the terms and conditions of this agreement, the Company has not paid any royalties as of December 31, 1997.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1995      1996      1997
                                                                  -----     -----     -----
    Revenues:
      License...................................................   71.3%     61.4%     52.2%
      Services and other........................................   28.7      38.6      47.8
                                                                  -----     -----     -----
              Total revenues....................................  100.0     100.0     100.0
                                                                  -----     -----     -----
    Cost of revenues:
      License...................................................    1.3       2.5       2.9
      Services and other........................................   18.0      21.0      31.0
                                                                  -----     -----     -----
              Total cost of revenues............................   19.3      23.5      33.9
                                                                  -----     -----     -----
                Gross margin....................................   80.7      76.5      66.1
                                                                  -----     -----     -----
    Costs and expenses:
      Sales and marketing.......................................   64.2      58.0      53.7
      Research and development..................................   19.4      18.7      20.9
      General and administrative................................   12.7      10.2      12.2
      Purchased-in-process technology...........................     --        --      19.7
                                                                  -----     -----     -----
              Total operating expenses..........................   96.3      86.9     106.5
                                                                  -----     -----     -----
      Loss from operations......................................  (15.6)    (10.4)    (40.4)
    Interest income, net........................................    0.8       4.9       3.8
    Other expense, net..........................................   (0.3)     (0.1)     (0.4)
                                                                  -----     -----     -----
              Loss before income taxes..........................  (15.1)     (5.6)    (37.0)
                                                                  -----     -----     -----
    Provision for income taxes..................................    0.3       0.5       0.2
                                                                  -----     -----     -----
              Net loss..........................................  (15.4)%    (6.1)%   (37.2)%
                                                                  =====     =====     =====

REVENUES

     Total revenues were $17,760,000, $30,424,000 and $43,433,000 in 1995, 1996 and 1997, respectively, representing increases of 71.3% from 1995 to 1996 and 42.8% from 1996 to 1997. The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training. Fees for services are charged separately from license fees for the Company's software.

     License Revenues. Revenues from software licenses were $12,668,000, $18,690,000 and $22,676,000 in 1995, 1996 and 1997, respectively, representing increases of 47.5% from 1995 to 1996 and 21.3% from 1996 to 1997. The increases in license revenues from 1995 to 1997 were primarily attributable to growing acceptance of the Company's products and an increase in the number and tenure of direct sales personnel, which led to increases in the number of units licensed. In addition, license revenues in 1997 were favorably affected by the Company's recent acquisitions, in addition to the expansion and development of the sales force into the European and Asia Pacifc region. The Company's average transaction size remained relatively constant in 1997. In 1995 and 1996, the Company began to license a growing portion of its products through indirect channels, which accounted for 8.4%, and 18.0% of the Company's total license revenues, respectively. In 1997, sales from indirect channels accounted for 23.0% of the Company's total license revenues.

     Services and Other Revenues. Services and other revenues were $5,092,000, $11,734,000 and $20,757,000 in 1995, 1996 and 1997, respectively, representing increases of 130.4% from 1995 to 1996 and 76.9% from 1996 to 1997. The growth from 1995 to 1997 was the primarily due to an increase in the number and size of consulting engagements and, to a lesser extent, licensing activity and maintenance renewals. As a percentage of total revenues, services and other revenue comprised 28.7%, 38.6% and 47.8% in 1995, 1996 and 1997, respectively. A majority of services and other revenues in 1997 came from consulting revenues. The Company expects that services and other revenues will increase in absolute dollars and decrease as a percentage of revenues as total license revenues continue to increase.

     International Revenues. International revenues accounted for 14.8%, 30.8% and 23.5% of total revenues in 1995, 1996 and 1997, respectively. In 1995, the majority of international sales were made in Europe. In 1996 and 1997, the majority of international sales were made in Europe and in the Asia Pacifc region, where the Company significantly increased the number of direct sales personnel and the number of international distributors and resellers marketing the Company's products. During 1996, the Company established direct sales offices in France, Germany and Mexico. In 1997, the Company added direct sales offices in the Netherlands, Australia, New Zealand, Hong Kong and Singapore. A small portion of the Company's international sales are denominated in foreign currencies and, accordingly, the Company is subject to foreign currency exchange risk. The Company has not engaged in foreign currency hedging activities. See "Foreign Currency Translation" under Note 2 of the Notes to Consolidated Financial Statements for more information.

COST OF REVENUES

     Cost of License Revenues. Cost of license revenues consists primarily of the costs of royalties paid to thirdparty vendors, product media and duplication, shipping expenses, manuals and packaging materials. Cost of license revenues was $223,000, $769,000 and $1,240,000 in 1995, 1996 and 1997,
respectively, representing 1.3%, 2.5% and 2.9% of total revenues for those years. The increase both in absolute dollars and as a percentage of revenues from 1995 to 1996 and from 1996 to 1997 was primarily attributable to increased royalties and commissions paid to third party vendors as license revenues continued to increase. The Company expects that the cost of license revenues will increase both in absolute dollars and as a percentage of license revenues as the Company licenses additional technology and products from third parties for inclusion in its product line.

     Cost of Services and Other Revenues. Cost of services and other revenues consists primarily of personnel-related costs incurred in providing consulting and implementation services, telephone support and training to customers. Cost of services and other revenues was $3,196,000, $6,370,000 and $13,470,000 in 1995, 1996 and 1997, respectively, representing 18.0%, 21.0% and 31.0% of total revenues for those years. The dollar amount of cost of services and other revenues increased significantly from 1995 to 1997 primarily because of increased personnel-related costs as the Company continued to expand its consulting, customer support and training organizations to support an increase in sales. The Company expects that the cost of services and other revenues will increase in absolute dollars and decrease as a percentage of revenues if the Company's license revenues continue to increase in absolute dollars. In 1997, the decrease in gross margin was primarily attributable to increases in the infrastructure required to expand the consulting organization both domestically and worldwide.

OPERATING EXPENSES

     The Company's operating expenses were $17,108,000, $26,436,000 and $46,256,000, or 96.3%, 86.9% and 106.5% of total revenues, in 1995, 1996 and
1997, respectively. The growth in operating expenses in absolute dollars occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels, and the expansion of facilities. The decrease in operating expenses as a percentage of revenues from 1995 to 1996 resulted from economies of scale associated with the Company's growing revenues. The increase in operating expenses as a percentage of revenues from 1996 to 1997 was primarily the result of the one time charge of $8,558,000 associated with the write-off of the purchased in-process technology related to acquisitions made during the 1997 fiscal year.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and promotional expenses. Sales and marketing expenses were $11,395,000, $17,637,000 and $23,316,000, or 64.2%, 58.0% and 53.7% of total revenues, in 1995, 1996 and

1997, respectively. The increases in dollar amounts in sales and marketing expenses were primarily due to the expansion of the Company's sales operations and increased marketing activities, including trade shows and promotional expenses. The decrease in sales and marketing expenses as a percentage of total revenues resulted primarily from increases in productivity as newly hired sales personnel and system engineers became more experienced, and due to the benefits of economies of scale associated with the increase in total revenues. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but decrease as a percentage of total revenues if the Company's annual revenues continue to increase.

     Research and Development. Research and development expenses consist primarily of salaries paid to the engineering staff. Research and development expenses were $3,451,000, $5,705,000 and $9,086,000, or 19.4%, 18.7% and 20.9%
of total revenues, in 1995, 1996 and 1997, respectively. The increases in dollar amounts in research and development expenses since 1995 were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive and, accordingly, the Company anticipates that research and development expenses will decrease in absolute dollars and slightly decrease as a percentage of revenue as the Company's annual revenues continue to increase.

     General and Administrative. General and administrative expenses consist primarily of salary expenses for administration and executive staff. General and administrative expenses were $2,262,000, $3,094,000 and $5,296,000, or 12.7%,
10.2% and 12.2% of total revenues, in 1995, 1996 and 1997, respectively. These expenses increased in absolute dollars from 1995 to 1997 primarily as a result of increases in staffing and an expansion of facilities. The Company expects that its general and administrative expenses will increase in absolute dollars as the Company's total workforce increases and will slightly decrease as a percentage of revenues as the Company's annual revenues continue to increase.

     Purchased-in-process technology. In connection with its acquisition of QDB and the purchase of technology from Peregrine/Bridge Transfer Corporation, the Company acquired certain in-process technology which was expensed in accordance with Interpretation 4 to Statement of Financial Accounting Standard No. 2, "Accounting for Research and Development Costs." Such in-process technology was valued, along with other acquired net assets, in accordance with valuation techniques commonly used in the technology industry. The Company intends to integrate the acquired technologies into its existing products, but there can be no assurance that such integration will be completed in the expected time or at the expected cost.

PROVISION FOR INCOME TAXES.

     The provision for income taxes in 1995, 1996 and 1997 resulted primarily from foreign withholding taxes. As of December 31, 1997, the Company had Federal and California net operating loss carryforwards of approximately $18,561,000 and $1,747,000, respectively, and Federal and California research and development tax credit carryforwards of $758,000 and $519,000, respectively. These carryforwards will expire between 1998 and 2012 if not utilized prior to that time.

     The Company determines its income tax liability in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." Under FAS 109, the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has established a valuation allowance to the full extent of its net deferred tax assets because it is not more likely than not that a benefit can be realized in the future due to the Company's recurring operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and other short-term investments decreased to $21,255,000 as of December 31, 1997 from $34,896,000 as of December 31, 1996, due primarily to the Company's expansion of its workforce, acquisitions and increased product development costs. As of December 31, 1997, the Company had $5,900,000 in cash and cash equivalents and $15,355,000 in short-term investments, which are classified as available for sale.

     In 1996 and 1997, the Company used net cash of $795,000 and $7,423,000, respectively, in operating activities primarily as a result of net losses and increases in accounts receivable associated with increases in revenues.

     In 1996, the Company's net cash used in investing activities of $21,706,000 consisted primarily of purchases of short-term financial instruments as well as purchases of property and equipment. In 1997, the Company's net cash used in investing activities of $633,000 consisted primarily of maturities of short-term financial instruments, purchases of property and equipment and cash paid for acquisitions. The Company expects that its capital expenditures will remain constant or increase in absolute dollars as the Company's employee base grows. As of December 31, 1997, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of non-cancelable operating leases on its facilities.

     The Company's financing activities provided $35,484,000 in 1996, principally due to proceeds from the Company's initial public offering completed in March 1996. During 1996, the Company repaid $703,000 of long-term debt. In 1997, the $888,000 used in financing activities was the net result of the Company repurchasing approximately $2,021,000 of outstanding common stock which was used for acquisitions that occurred in 1997, while issuing nearly $1,155,000 of common stock through the exercise of employee stock options. Financing activities provided $1,862,000 in 1995, primarily due to proceeds received on receivable from stockholder.

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

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

     The Company's limited operating history makes the prediction of future operating results difficult. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is sustainable or indicative of future operating results. The Company has never been profitable on an annual basis and currently believes that it could experience operating losses for the first half of 1998. Future operating results will depend on many factors, including the growth of the data warehousing market, the length of the sales cycle, the level of product and price competition, demand for the Company's products, transaction size, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, the ability to recruit and retain software engineers and other key personnel, general economic conditions and other factors.

     The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. From January 1, 1994 to December 31, 1997, the size of the Company's professional staff increased from 39 to 312 full-time equivalent employees. In addition, the Company expanded geographically in 1997 by adding employees in Europe, Asia Pacific and Latin America. Further significant increases in the number of employees are anticipated during 1998. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve performance levels, the Company's business, operating results and financial condition could be adversely affected.

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

     The licensing of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. During 1996 and 1997, the Company began to experience longer sales cycles. The Company believes the longer sales cycles are due to increased competition and the complexity of customers' operating environments. If the longer sales cycle persists or continues to lengthen, the Company's future financial performance could be adversely affected.

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

     Revenues from licensing of the Company's products and related services outside the United States increased $6,746,000 or 257% from 1995 to 1996 and $843,000 or 9% from 1996 to 1997. The Company intends to continue to expand its operations in Europe and into Asia and Latin America, which will require significant management attention and financial resources. There can be no assurance that the Company's efforts to develop international sales and support channels will be successful, and the failure of such efforts could have a material adverse effect on the Company's business, operating results and financial condition. International sales are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability.

     Substantially all of the Company's revenues to date have been attributable to licenses for Prism Warehouse Manager (replaced by Prism Warehouse Executive), Prism Directory Manager (replaced by Prism Warehouse Directory) and related services. The Company currently expects that revenues attributable to Prism Warehouse Executive and Prism Warehouse Directory, including maintenance and consulting services, will continue to account for a majority of the Company's total revenues in 1998. A decline in demand for or failure to achieve broad market acceptance of these products as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in license revenues from these products would also have a material adverse effect on sales of other Company products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new releases of Prism Warehouse Executive and Prism Warehouse Directory, including new versions incorporating the new code base. There can be no assurance that the Company will continue to be successful in these or any new or enhanced products.

     Throughout 1998, the Company will continue to invest more in customer services, marketing and research and development, and make personnel additions to the Company's sales force worldwide. These additional expenses may adversely affect the Company's operating margin in 1998 if there are no offsetting increases in revenues or reductions in other operating expenses.

  Year 2000

     The Company and its subsidiaries are taking actions to provide that their computer systems are capable of processing for the periods the year 2000 and beyond. The costs associated with these actions are not expected to significantly affect operating cash flows.

RISKS ASSOCIATED WITH ACQUISITIONS

     The Company has grown in part because of business combinations with other companies. To date, none of the acquired products or distribution channels has accounted for a significant portion of the Company's revenues. Additionally, there are integration risks associated with merging two companies, including technical, financial, administrative and cultural concerns. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products introduced by the Company, whether developed internally or acquired, will achieve market acceptance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 1997 and 1996.............................     18
Consolidated Statements of Operations for the three years ended December 31, 1997.....     19
Consolidated Statements of Stockholders' Equity for the three years ended December 31,     20
  1997................................................................................
Consolidated Statements of Cash Flows for the three years ended December 31, 1997.....     21
Notes to the Consolidated Financial Statements........................................     22
Report of Coopers & Lybrand L.L.P., Independent Accountants...........................     33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                             PRISM SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DECEMBER     DECEMBER
                                                                           31,          31,
                                                                           1996         1997
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 14,844     $  5,900
  Short-term investments...............................................    20,052       15,355
  Accounts receivable, net of allowance for doubtful accounts of $400
     in 1996 and $649 in 1997..........................................     8,392       11,089
  Other receivables....................................................       151          650
  Prepaid expenses and other current assets............................       836          879
                                                                         --------     --------
          Total current assets.........................................    44,275       33,873
Property and equipment, net............................................     1,861        2,911
Other assets...........................................................       163        2,166
                                                                         --------     --------
          Total assets.................................................  $ 46,299     $ 38,950
                                                                         ========     ========

LIABILITIES
Current liabilities:
  Current portion of long-term debt....................................  $     --     $     38
  Accounts payable.....................................................     1,298        2,528
  Accounts payable to related party....................................        28           --
  Accrued payroll and related..........................................     1,726        2,135
  Accrued commissions..................................................       703        1,169
  Deferred revenue.....................................................     4,752        4,811
  Other accrued liabilities............................................     1,270        2,010
                                                                         --------     --------
          Total current liabilities....................................     9,777       12,691
Long-term debt, less current portion...................................        --          138
Other liabilities......................................................        14           --
                                                                         --------     --------
          Total liabilities............................................     9,791       12,829
                                                                         --------     --------
Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $0.001 per share:
  Authorized: 1,000,000 shares Issued and outstanding: none in 1996 and
     1997..............................................................        --           --
Common stock, par value $0.001 per share:
  Authorized: 50,000,000 shares Issued and outstanding: 13,275,215
     shares in 1996 and 14,760,598 in 1997.............................        14           15
Additional paid-in capital.............................................    49,876       55,655
Receivables from stockholders..........................................      (104)         (90)
Unrealized holding losses..............................................        --          (29)
Accumulated deficit....................................................   (13,278)     (29,430)
                                                                         --------     --------
          Total stockholders' equity...................................    36,508       26,121
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $ 46,299     $ 38,950
                                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          1995           1996            1997
                                                       ----------     -----------     -----------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                       DATA)
Revenues:
  License............................................  $   12,668     $    18,690     $    22,676
  Services and other.................................       5,092          11,734          20,757
                                                       ----------      ----------      ----------
  Total revenues.....................................      17,760          30,424          43,433
                                                       ----------      ----------      ----------
Cost of revenues:
  License............................................         223             769           1,240
  Services and other.................................       3,196           6,370          13,470
                                                       ----------      ----------      ----------
  Total cost of revenues.............................       3,419           7,139          14,710
                                                       ----------      ----------      ----------
  Gross margin.......................................      14,341          23,285          28,723
                                                       ----------      ----------      ----------
Costs and expenses:
  Sales and marketing................................      11,395          17,637          23,316
  Research and development...........................       3,451           5,705           9,086
  General and administrative.........................       2,262           3,094           5,296
  Purchased-in-process technology....................          --              --           8,558
                                                       ----------      ----------      ----------
  Total operating expenses...........................      17,108          26,436          46,256
                                                       ----------      ----------      ----------
  Loss from operations...............................      (2,767)         (3,151)        (17,533)
Interest income, net.................................         145           1,484           1,648
Other expense, net...................................         (60)            (34)           (176)
                                                       ----------      ----------      ----------
  Loss before income taxes...........................      (2,682)         (1,701)        (16,061)
Provision for income taxes...........................          56             138              91
                                                       ----------      ----------      ----------
  Net loss...........................................  $   (2,738)    $    (1,839)    $   (16,152)
                                                       ==========      ==========      ==========
Basic and diluted loss per share.....................  $    (0.90)    $     (0.16)    $     (1.16)
                                                       ==========      ==========      ==========
Shares used in per share calculation.................   3,045,568      11,475,335      13,868,960

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        CONVERTIBLE
                                                      PREFERRED STOCK        COMMON STOCK       ADDITIONAL   RECEIVABLES
                                                    -------------------   -------------------    PAID-IN         FROM
                                                      SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS
                                                    ----------   ------   ----------   ------   ----------   ------------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 1995........................   7,990,817    $  8     1,573,429    $  2     $ 13,346      $ (1,032)
  Issuance of common stock under stock option
    plan..........................................                         1,281,604       1          266          (129)
  Issuance of common stock for consulting
    purposes......................................                            16,541                    4
  Repurchase of common stock......................                           (19,401)                  (5)
  Payment received on receivables from
    stockholder...................................                                                                1,032
  Net loss........................................
                                                    ----------    ----    ----------    ----      -------       -------
Balance at December 31, 1995......................   7,990,817       8     2,852,173       3       13,611          (129)
  Conversion of preferred stock...................  (7,990,817)     (8)    7,990,817       8
  Issuance of common stock in initial public
    offering......................................                         2,325,500       3       35,610
  Issuance of common stock under stock option
    plan..........................................                           116,324                   78
  Issuance of common stock under stock purchase
    plan..........................................                            42,751                  491
  Issuance of common stock for consulting
    purposes......................................                            11,472                  106
  Repurchase of common stock......................                           (63,822)                 (20)
  Payments received on receivables from
    stockholders..................................                                                                   25
  Net loss........................................
                                                    ----------    ----    ----------    ----      -------       -------
Balance at December 31, 1996......................          --      --    13,275,215      14       49,876          (104)
  Issuance of common stock under stock option
    plan..........................................                           267,669                  286
  Issuance of common stock under stock purchase
    plan..........................................                           164,016                  869
  Repurchase of common stock......................                          (348,536)              (2,021)
  Issuance of common stock related to
    acquisitions..................................                         1,402,234       1        6,645
  Payments received on receivables from
    stockholders..................................                                                                   14
  Unrealized holding losses.......................
  Net loss........................................
                                                    ----------    ----    ----------    ----      -------       -------
Balance at December 31, 1997......................          --    $ --    14,760,598    $ 15     $ 55,655      $    (90)
                                                    ==========    ====    ==========    ====      =======       =======


                                                    UNREALIZED
                                                     HOLDING     ACCUMULATED
                                                     (LOSSES)      DEFICIT      TOTAL
                                                    ----------   -----------   --------

Balance at January 1, 1995........................                $  (8,701)   $  3,623
  Issuance of common stock under stock option
    plan..........................................                                  138
  Issuance of common stock for consulting
    purposes......................................                                    4
  Repurchase of common stock......................                                   (5)
  Payment received on receivables from
    stockholder...................................                                1,032
  Net loss........................................                   (2,738)     (2,738)
                                                       ----        --------    --------
Balance at December 31, 1995......................       --         (11,439)      2,054
  Conversion of preferred stock...................
  Issuance of common stock in initial public
    offering......................................                               35,613
  Issuance of common stock under stock option
    plan..........................................                                   78
  Issuance of common stock under stock purchase
    plan..........................................                                  491
  Issuance of common stock for consulting
    purposes......................................                                  106
  Repurchase of common stock......................                                  (20)
  Payments received on receivables from
    stockholders..................................                                   25
  Net loss........................................                   (1,839)     (1,839)
                                                       ----        --------    --------
Balance at December 31, 1996......................       --         (13,278)     36,508
  Issuance of common stock under stock option
    plan..........................................                                  286
  Issuance of common stock under stock purchase
    plan..........................................                                  869
  Repurchase of common stock......................                               (2,021)
  Issuance of common stock related to
    acquisitions..................................                                6,646
  Payments received on receivables from
    stockholders..................................                                   14
  Unrealized holding losses.......................     $(29)                        (29)
  Net loss........................................                  (16,152)    (16,152)
                                                       ----        --------    --------
Balance at December 31, 1997......................     $(29)      $ (29,430)   $ 26,121
                                                       ====        ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                       -----------------------------
                                                                                        1995       1996       1997
                                                                                       -------   --------   --------
                                                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Net loss...........................................................................  $(2,738)  $ (1,839)  $(16,152)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Purchased in-process technology..................................................       --         --      8,558
    Depreciation and amortization....................................................      501      1,160      1,977
    Provision for doubtful accounts..................................................      281         44        248
    Loss on disposal of property and equipment.......................................       48         --         --
    Common stock issued for consulting services......................................        4         --         --
    Proceeds from stock issued for consulting purposes...............................       --        106         --
    Changes in operating assets and liabilities:
      Accounts receivable............................................................   (3,651)    (1,623)    (2,727)
      Other receivables..............................................................       95       (128)      (499)
      Prepaid expenses and other current assets......................................     (367)      (664)       (22)
      Other assets...................................................................       --        163       (896)
      Accounts payable...............................................................      351        597      1,152
      Accounts payable to related party..............................................       38        (66)       (28)
      Accrued payroll and related....................................................      541        943        194
      Accrued commissions............................................................       --        180        466
      Deferred revenue...............................................................    2,475        (23)       (14)
      Other accrued liabilities......................................................      654        355        320
                                                                                       -------    -------    -------
         Net cash used in operating activities.......................................   (1,768)      (795)    (7,423)
                                                                                       -------    -------    -------
Cash flows from investing activities:
  Proceeds from short-term investments...............................................       --    (20,052)     4,668
  Purchases of property and equipment................................................   (1,438)    (1,654)    (2,835)
  Cash paid for acquisitions, net of cash received...................................       --         --     (2,466)
                                                                                       -------    -------    -------
         Net cash used in investing activities.......................................   (1,438)   (21,706)      (633)
                                                                                       -------    -------    -------
Cash flows from financing activities:
  Borrowings on equipment lines of credit............................................      807         --         --
  Repayments on equipment lines of credit............................................     (104)      (703)        --
  Current portion of long-term debt..................................................       --         --         38
  Long-term debt less current portion................................................       --         --        (74)
  Proceeds from sale of common stock, net............................................       --     35,613         --
  Proceeds from exercise of stock options............................................      138         78        286
  Proceeds from stock sold through employee purchase plan............................       --        491        869
  Repurchase of common stock.........................................................       (5)       (20)       (21)
  Payments received on receivable from stockholder...................................    1,032         25         14
  Acquisition of treasury stock......................................................       --         --     (2,000)
  Repayment of other liabilities.....................................................       (6)        --         --
                                                                                       -------    -------    -------
         Net cash provided by (used in) financing activities.........................    1,862     35,484       (888)
                                                                                       -------    -------    -------
Net increase (decrease) in cash and cash equivalents.................................   (1,344)    12,983     (8,944)
Cash and cash equivalents at beginning of year.......................................    3,205      1,861     14,844
                                                                                       -------    -------    -------
Cash and cash equivalents at end of year.............................................  $ 1,861   $ 14,844   $  5,900
                                                                                       =======    =======    =======
Supplemental cash flow information:
  Cash paid for income taxes.........................................................  $    58   $     81   $     82
  Cash paid for interest.............................................................  $    24   $     22   $      9
Supplemental disclosure of noncash transactions:
  Receipt of notes receivable from employees for common stock issued under the stock
    option plan......................................................................  $   129   $     --   $     --
  Property and equipment included in accounts payable................................  $    49   $     69   $     24
  Issuance of common stock for consulting services...................................  $     4   $    106   $     --
  Conversion of preferred stock into common stock in initial public offering.........  $    --   $      8   $     --
  Effect of acquisitions:
    Fair value of assets acquired (see note 11)......................................  $    --   $     --   $  7,374
    Goodwill.........................................................................  $    --   $     --   $  1,274
    Issuance of common stock.........................................................  $    --   $     --   $  6,646
    Cash paid, net of $244,000 cash received.........................................  $    --   $     --   $  2,466
    Liabilities assumed including expenses incurred..................................  $    --   $     --   $    464

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 1. BUSINESS OF THE COMPANY

     Prism Solutions, Inc. (the "Company") designs, develops, markets and supports data warehouse management software that assists its customers in developing, managing and maintaining data warehouses. The Company currently markets its software products to a wide variety of businesses and other organizations in North and South America, Europe, South Africa, the Middle East, Asia Pacific and Australia. Substantially all of the Company's revenues to date have been attributable to licenses of two of the Company's products and related services.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The Company has established wholly-owned subsidiaries in Mexico, Canada, the United Kingdom, Germany, France and Spain. In 1997, the Company established wholly-owned subsidiaries in Hong Kong and Singapore, and acquired Object Software in Melbourne, Australia; QDB in Cambridge, Massachusetts; and the Peregrine/Bridge Transfer Corporation in Austin, Texas. The consolidated financial statements include the financial statements of Prism Solutions, Inc. and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

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

  Cash, Cash Equivalents and Short-Term Investments

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

  Concentration of Credit Risk and Fair Value of Financial Instruments

     As of December 31, 1996 and 1997 the Company had cash and cash equivalents totaling $894 and $554, respectively, deposited in a major U.S. bank. Insurance for such a deposit by the Federal Deposit Insurance Corporation is limited to $100 per account. In addition, the Company maintained $13,695 and $3,625, respectively, of its cash and cash equivalents at three national investment management companies in a variety of financial instruments, such as money market accounts and government securities at December 31, 1996 and 1997, respectively. The balance of the Company's cash and cash equivalents was held in various foreign banks. Through December 31, 1997, no material losses had been experienced on such investments.

     As of December 31, 1996 and 1997 the Company had short-term investments totaling $20,052 and $15,355, respectively, which are available for sale. Short-term investments principally consist of municipal securities and corporate bonds. Through December 31, 1997, no material losses had been experienced on such investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

                             PRISM SOLUTIONS, INC.

     The Company markets its software products directly and through resellers, and generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. As of December 31, 1996 and 1997, no one customer accounted for more than 10% of accounts receivable.

     For financial instruments consisting of cash and cash equivalents, accounts receivable, other receivables, deposits, long-term debt, accounts payable, accrued liabilities and receivables from stockholders included in the Company's consolidated financial statements, the carrying amounts are reasonable estimates of fair value.

  Property and Equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives of two to three years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or their lease terms, whichever is less.

  Goodwill

     Goodwill related to the Company's acquisitions (see Note 11 in the Notes to the Consolidated Financial Statements) is included in other assets and is being amortized over five years on a straight-line basis.

  Revenue Recognition

     The Company's product revenues are derived from software licensing fees, and the service revenues are derived from maintenance support services, consulting, implementation and training. Product revenues are generally recognized after execution of a licensing agreement, a valid purchase order for resellers, and shipment of the product, if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. The Company's license agreements generally do not provide a right of return.

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

  Advertising Costs

     Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $410, $380 and $260 in 1995, 1996 and 1997, respectively.

  Research and Development

     Research and development expenditures are expensed as incurred.

  Software Development Costs

     Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. Such costs have been immaterial to date.

                             PRISM SOLUTIONS, INC.

  Income Taxes

     The Company determines its income tax liability in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

  Year 2000

     The Company and its subsidiaries are taking actions to provide that their computer systems are capable of processing for the periods the year 2000 and beyond. The costs associated with these actions are not expected to significantly affect operating cash flows.

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

  Basic and Diluted Loss Per Share

     Basic and diluted loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the 1995, 1996 and 1997 computations, common equivalent shares are excluded from basic and diluted loss per share as their effect is antidilutive. However, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin ("SAB 83"), the 1996 computation reflects common and common equivalent shares issued at prices below the public offering price (using the treasury stock method and the initial public offering price). The weighted average shares used in the computations for 1995, 1996 and 1997, were 3,045,568, 11,219,156 and 13,868,960. For the year ended 1996, the number of shares was increased by 256,179 common equivalent shares pursuant to SAB 83. Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 994,498, 1,113,119 and 868,262 for the years ended 1995, 1996 and 1997, respectively.

     SFAS 128 was adopted by the Company for the year ended December 31, 1997. In accordance with the provisions of SFAS 128, loss per share for the years ended December 31, 1995 and 1996 was restated, which resulted in no change to the diluted loss per share for those years.

  Recent Pronouncements

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

                             PRISM SOLUTIONS, INC.

     During October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." This statement establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of SOP 97-2 and has not determined the result, if any, on the Company's financial position, results of operations or cash flows.

  Reclassifications

     Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

 3. PROPERTY AND EQUIPMENT

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Computers and equipment..................................  $ 2,424     $ 4,365
        Furniture and fixtures...................................      336         604
        Software.................................................      712       1,393
        Leasehold improvements...................................      103         124
                                                                    ------      ------
                                                                     3,575       6,486
        Less accumulated depreciation and amortization...........   (1,714)     (3,575)
                                                                    ------      ------
                                                                   $ 1,861     $ 2,911
                                                                    ======      ======

  4. LONG-TERM DEBT

     In connection with the acquisition of QDB Solutions, Inc. in July of 1997, the Company assumed a note agreement for $200. The note matures on March 31, 1999 and has an interest rate of 7.77% per annum. At December 31, 1997, the longterm portion of the note is $117. In connection with the acquisition of Object Software, Pty., the Company assumed a note payable which has a balance of $8 at December 31, 1997 and bears interest at 8.55% and matures in March of 1999. Additionally, the Company has an equipment lease for $13 which bears interest at the prime rate and matures in April 1999.

  5. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases its facilities under noncancelable operating leases that expire through February 2002 with renewal options at fair market value for additional periods. The Company is generally responsible for maintenance, property taxes, liability and personal property insurance and utilities relating to its facility leases.

     Rent expense under the operating leases amounted to approximately $475, $860 and $1,298 in 1995, 1996 and 1997, respectively.

                             PRISM SOLUTIONS, INC.

     Future minimum payments to be made under noncancelable operating leases and future payments to be received under a sublease agreement are as follows:

                                                                  LEASE       SUBLEASE
                        YEAR ENDING DECEMBER 31,                PAYMENTS       INCOME
          ----------------------------------------------------  ---------     ---------
               1998...........................................   $   704         $18
               1999...........................................       320          --
               2000...........................................       225          --
               2001...........................................       119          --
               2002...........................................        19          --
                                                                  ------         ---
                                                                 $ 1,387         $18
                                                                  ======         ===

  Royalty Agreements

     The Company is obligated to pay royalties based on sales from other specified products under certain continuing license agreements. Royalty expense was not material for 1995 and was $140 and $351 for 1996 and 1997, respectively.

  Contingencies

     On March 5, 1997, a class action complaint was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the underwriters of its initial public offering. The complaint was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996 and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. On August 6, 1997 the Superior Court entered an order sustaining demurrers to the California Corporation Code claims with leave to amend and the Federal Securities Act of 1933 claims without leave to amend. On December 12, 1997, the plaintiff filed an amended complaint which included both the California Corporation Code claims and the Federal Securities Act of 1933 claims. The Company has filed a demurrer to the amended complaint. On December 24, 1997, Milbury Weiss Bershad Hynes & Lerach LLP filed a class action complaint in the United States District Court for the Northern District of California. This action, which names the Company and several current and former officers and directors as defendants, is based on the same allegations as the earlier filed State Court action. The Company believes that the complaints have no merit and will vigorously defend itself. The Company is involved in other ongoing legal matters incidental to its business.

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

                             PRISM SOLUTIONS, INC.

  Employee Stock Purchase Plan

     In 1996, the Company's stockholders approved the adoption of the Employee Stock Purchase Plan (the "Purchase Plan") wherein 500,000 shares were reserved for issuance pursuant to such plan. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. Eligible employees may designate not more than 10 percent of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. In addition, in an offering period, no employee may purchase more than the number of shares specified by the Board of Directors for any single purchase date or twice the number of shares an employee would be eligible to purchase at 85 percent of the market price of a share on the first business day of the offering period if the market price of a share on the last business day of the purchase period drops to less than one-half of the market price of a share on the first business day of the offering period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85 percent of the market price of the common stock on the employee's entry date of the applicable offering period or the last day of the applicable offering period, whichever is lower. The Purchase Plan will terminate no later than 2006. A total of 42,751 and 164,016 shares were issued under the Purchase Plan in 1996 and 1997, respectively.

  Stock Option Plan

     In 1996, the Company's stockholders approved an increase in the number of common shares reserved under the 1992 Stock Option Plan (the "1992 Plan") by 400,000 shares. In addition, the Company's stockholders approved the adoption of the 1996 Equity Incentive Plan and the 1996 Directors Stock Option Plan (together known as the "1996 Plans") wherein 2,000,000 and 300,000 shares, respectively, were reserved for issuance pursuant to these plans. The 1992 Plan and the 1996 Plans together are known as "the Plans". In 1997, the 1996 Equity Incentive Plan was amended to increase the number of shares reserved for issuance to 3,500,000.

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

                             PRISM SOLUTIONS, INC.

     Information with respect to the Plans is summarized as follows:

                                                                 OUTSTANDING OPTIONS
                                             ------------------------------------------------------------
                                                                                  WEIGHTED
                              AVAILABLE        NUMBER            PRICE          AVERAGE PRICE   AGGREGATE
                              FOR GRANT      OF SHARES         PER SHARE          PER SHARE       PRICE
                              ----------     ----------     ----------------    -------------   ---------
Balance at December 31,
  1994......................   1,416,858      1,011,863          $0.20             $  0.20      $     203
  Granted...................  (1,585,280)     1,585,280      $0.20 - $ 5.50        $  1.34          2,122
  Canceled..................     176,781       (176,781)     $0.20 - $ 3.00        $  0.25            (44)
  Exercised.................          --     (1,281,604)     $0.20 - $ 5.50        $  0.23           (296)
                              ----------     ----------                                          --------
Balance at December 31,
  1995......................       8,359      1,138,758      $0.20 - $ 5.50        $  1.74          1,985
  Additional shares
     reserved...............   2,700,000             --            --                   --             --
  Granted...................  (1,817,525)     1,817,525      $4.88 - $36.00        $  9.76         17,738
  Canceled..................     873,843       (873,843)     $0.20 - $36.00        $ 12.63        (11,033)
  Exercised.................          --       (116,324)     $0.20 - $ 7.50        $  0.67            (78)
                              ----------     ----------                                          --------
Balance at December 31,
  1996......................   1,764,677      1,966,116                            $  4.38          8,612
  Additional shares
     reserved...............   5,500,000             --            --                   --             --
  Granted...................  (3,426,680)     3,426,680      $0.20 - $ 8.25        $  5.58         18,774
  Canceled..................     757,619       (757,619)     $0.20 - $ 8.25        $  0.96         (3,831)
  Exercised.................          --       (267,669)     $0.10 - $ 5.63        $  5.12           (286)
                              ----------     ----------                                          --------
Balance at December 31,
  1997......................   4,595,616      4,367,508                            $  5.38      $  23,269
                              ==========     ==========                             ======       ========

     As of December 31, 1997, the Company had reserved 8,963,124 shares of common stock for future issuance under the Plans. As of December 31, 1997, 1,442,388 options outstanding under the Plans had vested and 72,055 shares of common stock acquired under the Plans were subject to the Company's rights of repurchase. Of the 4,595,616 shares available for grant, 4,000,000 are subject to shareholder approval.

     The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with the Accounting Principles Board No. 25 ("APB No. 25") and related interpretations.

                                     OPTIONS OUTSTANDING
                    -----------------------------------------------------              VESTED OPTIONS
                                    WEIGHTED AVERAGE                          --------------------------------
                      NUMBER           REMAINING                                NUMBER
   RANGE OF         OUTSTANDING       CONTRACTUAL        WEIGHTED AVERAGE     EXERCISABLE     WEIGHTED AVERAGE
EXERCISE PRICES     AT 12/31/97       LIFE (YEARS)        EXERCISE PRICE      AT 12/31/97      EXERCISE PRICE
---------------     -----------     ----------------     ----------------     -----------     ----------------
$ 0.10 - $ 5.00       1,546,241           8.52                $ 3.03              927,276          $ 1.77
$ 5.13 - $ 5.75       1,460,913           9.33                $ 5.46              221,956          $ 5.52
$ 6.00 - $17.00       1,360,354           9.35                $ 8.08              293,156          $10.92
                      ---------           ----                 -----            ---------          ------
$ 0.10 - $17.00       4,367,508           9.05                $ 5.38            1,442,388          $ 4.21

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997:

                                                              1995      1996        1997
                                                            --------  --------    --------
        Risk-free interest rates..........................  5.18%     5.18%       5.5%
        Expected life.....................................  4 years   4 years     4 years
        Volatility........................................  0.44%     0.44%       0.93%
        Dividend yield....................................  0%        0%          0%

                             PRISM SOLUTIONS, INC.

     The weighted average expected life was based on the exercise behavior. The weighted average fair value of those options granted in 1995, 1996 and 1997 was $1.34, $10.65 and $5.29 per share, respectively.

     At December 31, 1997, the Company had two stock-based compensation plans, which are described above. As the Company applies APB Opinion 25 and related interpretations in accounting for its plans, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

     Had compensation cost for the Company's two stock-based compensation plans been determined consistent with FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                  YEAR                             1996         1997
        --------------------------------------------------------  -------     --------
        Net loss
          as reported...........................................  $(1,839)    $(16,152)
          Pro forma.............................................   (1,945)     (16,709)
        Basic and diluted loss per share
          as reported...........................................  $ (0.16)    $  (1.16)
          Pro forma.............................................    (0.17)       (1.21)

     The above pro forma effects on net loss may not be representative of the effects in future years as option grants typically vest over several years and are generally granted each year.

 7. INCOME TAXES

     The components of the provision for income taxes for 1995, 1996 and 1997 were as follows:

                                                                     YEAR ENDED DECEMBER
                                                                             31,
                                                                    ----------------------
                                                                    1995     1996     1997
                                                                    ----     ----     ----
    Current:
      State and Other.............................................  $--      $ 43     $ 5
      Foreign.....................................................   56        95      86
                                                                    ---       ---     ---
                                                                    $56      $138     $91
                                                                    ===       ===     ===

     The principal items accounting for the difference between the income tax benefits computed at the United States statutory rate and the provision for income taxes is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1995      1996       1997
                                                               ------     -----     -------
    U.S. Federal statutory tax benefit at 34%................  $ (912)    $(578)    $(5,460)
    State taxes, net of U.S. federal income tax effect.......     (52)      (51)        (77)
    Tax credits..............................................    (247)       (6)       (648)
    Foreign withholding taxes................................      56        95          57
    In-process research and development......................      --        --       2,328
    Other....................................................      60        43         171
    Unbenefited net operating loss...........................   1,151       635       3,720
                                                               ------      ----      ------
                                                               $   56     $ 138     $    91
                                                               ======      ====      ======

                             PRISM SOLUTIONS, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets for federal and state income taxes are as follows:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Net operating loss carryforwards.........................  $ 3,241     $ 6,449
        Research credits.........................................      495       1,277
        Capitalized research and development.....................      518         368
        Other temporary differences..............................      594         727
                                                                   -------     -------
                  Total deferred tax assets......................    4,848       8,821
        Valuation allowance for deferred tax assets..............   (4,848)     (8,821)
                                                                   -------     -------
                  Net deferred tax assets........................  $    --     $    --
                                                                   =======     =======

     The Company has established a valuation allowance to the full extent of its net deferred tax assets because it is more likely than not that a benefit cannot be realized in the future due to the Company's recurring operating losses. The net change in the Company's valuation allowance was an increase of $1,300,000, $92,000 and $3,973,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     As of December 31, 1997, the Company had Federal and California net operating loss carryforwards of approximately $18,561 and $1,747, respectively. The Company also had Federal and California research and development tax credit carryforwards of $758 and $519, respectively. The net operating loss and credit carryforwards will expire at various dates from 1998 through 2012, if not utilized.

     Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

 8. EMPLOYEE BENEFIT PLAN

     During 1994, the Company adopted a qualified profit sharing plan and trust under Internal Revenue Service Code 401(k) (the "401(k) Plan"). The 401(k) Plan provides for tax deferred salary deductions. Employees can elect to contribute to the 401(k) Plan up to 20% of their salary, subject to current statutory limits. The Company is not required to contribute to the 401(k) Plan and has made no contributions since the inception of the 401(k) Plan.

     During 1995, the Company committed to certain foreign employees to contribute up to 5% of their salaries, subject to annual limitations, to a defined contribution pension plan. As of December 31, 1997, the obligation for this commitment was not material.

 9. RELATED PARTY TRANSACTIONS

     At December 31, 1997, the Company held a note receivable of $90, with interest at 8.0% per annum, from an executive officer issued in connection with the purchase of common stock under incentive and non-qualified stock option plans. The principal and accrued interest on this note is due in full in July 2005.

10. SEGMENT INFORMATION

     The Company operates in one industry segment. No customer accounted for more than 10% of the Company's total revenues in 1995, 1996 or 1997.

                             PRISM SOLUTIONS, INC.

     The Company's domestic and international revenues are generally denominated in U.S. dollars and are summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1996        1997
                                                            -------     -------     -------
    North America.........................................  $15,140     $21,058     $33,224
    Europe................................................    2,620       9,366       8,806
    Asia Pacific..........................................       --          --       1,403
                                                            -------     -------     -------
                                                            $17,760     $30,424     $43,433
                                                            =======     =======     =======

     The majority of European sales were made in the United Kingdom, France and Germany where the Company significantly increased the number of direct sales personnel and the number of international distributors and resellers marketing the Company's products.

11. ACQUISITIONS

     On July 1, 1997, the Company completed the acquisition of Object Software Pty. Limited ("Object") by issuing an aggregate of 258,621 shares of its Common Stock and $160,000 in cash. The transaction was completed in connection with the acquisition by a wholly-owned Australian subsidiary of the Company of certain of Object's assets pursuant to an Asset Purchase Agreement entered into on July 1, 1997 between the Company, the Company's wholly-owned Australian subsidiary, Object and Object's major shareholder. The transaction has been accounted for as a purchase and results of operations subsequent to the acquisition date have been consolidated with the Company. At December 31, 1997, accumulated amortization of goodwill was $107,600.

     Consideration for the acquisition was allocated as follows:

            Total consideration paid.................................  $1,240,000
            Fair value of net assets acquired........................     164,000
                                                                       ----------
            Goodwill.................................................  $1,076,000
                                                                       ==========

     On July 21, 1997, the Company issued an aggregate of 1,143,613 shares of its Common Stock and paid an aggregate of $1,250,000 in cash in connection with the acquisition by the Company of QDB Solutions, Inc., a Massachusetts corporation ("QDB"). The acquisition was accounted for as a purchase through the merger of a wholly-owned subsidiary of the Company with and into QDB pursuant to an Agreement and Plan of Reorganization entered into on July 21, 1997 between the Company, the Company's wholly-owned subsidiary, QDB and the shareholders of QDB. The results of operations subsequent to the acquisition date have been consolidated with the Company. At December 31, 1997, accumulated amortization of goodwill was $37,134.

     Consideration for the acquisition was allocated as follows:

            Total consideration paid.................................  $7,409,000
            Fair value of net assets acquired........................   7,210,000
                                                                       ----------
            Goodwill.................................................  $  199,000
                                                                       ==========

     On July 22, 1997, the Company purchased certain technology from the Peregrine/Bridge Transfer Corporation for $1,300,000 in pre-paid royalties. Additionally, the Company may be obligated to make an additional $2,700,000 in royalty payments, based upon future sales, not to exceed $4,000,000 in the aggregate. The royalty payments are payable 45 days after the end of each of the Company's fiscal quarters. Under the terms and conditions of this agreement, the Company has not paid any royalties as of December 31, 1997.

                             PRISM SOLUTIONS, INC.

     The purchase prices for all acquisitions were allocated to the tangible and intangible net assets acquired, including in-process technology for which technological feasibility had not been achieved. Such in-process technology was valued in accordance with valuation techniques commonly used in the technology industry, and was expensed upon acquisition in accordance with Financial Accounting Standard No. 2, "Accounting for Research and Development Costs." Amounts remaining after allocation to acquired net assets were allocated to goodwill. Consideration provided by the Company in the form of stock and stock options was valued at fair value based, as appropriate, upon independent valuations and Company stock prices.

     The results of operations of the acquired companies did not have a material impact on the consolidated results of the Company.

12. SUBSEQUENT EVENTS

     On January 28, 1998, the Company acquired Customer Focus International
(CFI), a California based software application company for approximately 2,800,000 shares of Prism common stock. The transaction, which should be completed in the first quarter of fiscal 1998, will be accounted for as a pooling of interests. At December 31, 1997, the unaudited financial statements of CFI reported net income of approximately $800,000 on total revenues of approximately $4,400,000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Prism Solutions, Inc.
Sunnyvale, California

     We have audited the accompanying consolidated balance sheets of Prism Solutions, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prism Solutions, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 20, 1998, except for Note 12,
for which the date is January 28, 1998

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item regarding the Company's directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's proxy statement to be delivered to stockholders with the Company's Annual Report to Stockholders. Information regarding the Company's executive officers may be found in Part I of this Form 10-K in the section entitled "Executive Officers of the Company" and is incorporated by reference herein. Information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's proxy statement to be delivered to stockholders with the Company's Annual Report to Stockholders.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements -- see Index to Consolidated Financial Statements at Item 8 on page 17 of this Report.

     2.  Financial Statement Schedule:

         Schedule II -- Valuation and Qualifying Account is filed on page 38 of this Report on Form 10-K

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

         The independent accountant's reports with respect to the above listed financial statements and financial statement schedule listed in Items 14(a) is filed on page 33 and page 37, respectively, of this Report on Form 10-K.

     3. Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Report:

EXHIBIT
  NO.                                             EXHIBIT
--------     ----------------------------------------------------------------------------------
 2.01        Agreement and Plan of Merger by and between Prism Solutions, Inc., a Delaware corporation,
             and Prism Solutions, Inc., a California corporation, and material exhibits thereto.(1)
 3.01        Company's Certificate of Incorporation(1)
 3.02        Company's Amendment of Certificate of Incorporation(1)
 3.03        Company's Certificate of Designation(1)
 3.04        Company's Certificate of Retirement(1)
 3.05        Company's Bylaws(1)
 4.01        Amended and Restated Investor Rights Agreement dated December 19, 1994(1)
10.01        Company's 1992 Stock Option Plan(1)(2)
10.02        Company's 1996 Equity Incentive Plan, as amended (incorporated by reference to
             Exhibit 4.01
             to the Company's Registration Statement on Form S-8 filed August 11, 1997(the
             "1997 Form S-8")(2)
10.03        Company's 1996 Directors Stock Option Plan(1)(2)
10.04        Company's 1996 Employee Stock Purchase Plan(1)(2)
10.05        Company's 401(k) Plan(1)(2)
10.06        Employment Agreement dated as of March 27, 1992 between Registrant and James W.
             Ashbrook(1)(2)
10.07        Employment Agreement dated as of July 10, 1995 between Registrant and Donald N.
             Taylor
             (incorporated by reference to Exhibit 10.10 to the Company's Registration
             Statement on
             Form SB-2 (File No. 33-1180 LA) declared effective March 14, 1996 ("the Form
             SB-2"))(2)
10.08        Employment Agreement dated as of December 8, 1995 between Registrant and Philip M.
             Sakakihara (incorporated by reference to Exhibit 10.11 to the Form SB-2)(2)
10.09        Promissory Note Secured by Stock Pledge Agreement, dated as of August 15, 1995,
             and
             Stock Pledge Agreement, dated as of August 18, 1995, delivered to Registrant by
             James W. Ashbrook(incorporated by reference to Exhibit 10.17 to the Form SB-2)(2)

EXHIBIT
  NO.                                             EXHIBIT
--------     ----------------------------------------------------------------------------------
10.10        Form of Indemnity Agreement to be entered into by Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.18 to the Form SB-2)
10.11        Lease Agreement between Francisco Berrueta and Registrant, dated as of February
             1995 (incorporated by reference to Exhibit 10.20 to the Form SB-2)
10.12        Lease from Smallbone & Co. (Devizes) Limited to Registrant, dated as of February
             1996 (incorporated by reference to Exhibit 10.21 to the Form SB-2)
10.13        Loan Agreement, dated as of November 10, 1995, between Registrant and CivicBank of
             Commerce and related documents, incorporated by reference to Exhibit 10.25 to the
             1996 10-K (incorporated by reference to Exhibit 10.22 to the Form SB-2)
10.14        Modification to Lease Agreement between Francisco Berrueta and Registrant, dated as of March 1996 (incorporated by reference to Exhibit 10.24 to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1996 ("the 1996 10-K")
10.15        Employment Agreement dated as of January 23, 1997 between Registrant and Warren M.
             Weiss, (incorporated by reference to Exhibit 10.25 to the 1996 10-K)(2)
10.16        Employment Agreement dated as of March 17, 1997 between Registrant and Earl C.
             Charles(2)
10.17        QDB Solutions, Inc., 1997 Stock Incentive Plan (incorporated by reference to
             Exhibit 4.02 to the 1997 Form S-8)
10.18        Form of QDB Solutions, Inc. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.03 to the 1997 Form S-8)
11.01        Computation of Net Loss per Share
16.01        Letter on change in independent auditors(1)
21.01        List of Registrant's subsidiaries
23.01        Consent of Coopers & Lybrand L.L.P., Independent Accountants
27.01        Financial Data Schedule

---------------

(1) Incorporated by reference to the exhibit with the same number in the Company's Registration Statement on Form SB-2 (File No. 33-1180-LA), declared effective March 14, 1996.

(2) Management contract or compensatory plan.

     (b) Reports on Form 8-K -- No current reports on Form 8K were filed in the fiscal quarter ended December 31, 1997.

     (c) Exhibits: the Company hereby files as part of this Report the exhibits listed in Item 14(a)(3) as set forth above.

     (d) Financial Statement Schedules -- See Item 14(a)(2) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Prism Solutions, Inc.
Sunnyvale, California

     Our report on the consolidated financial statements of Prism Solutions, Inc. is included on page 33 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on Item 14(a)(2) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 20, 1998, except for Note 12,
for which the date is January 28, 1998

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE                                              BALANCE
                                              AT       CHARGED TO   CHARGED TO                    AT END
                                           BEGINNING   COSTS AND      OTHER                         OF
                                           OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS(1)    PERIOD
                                           ---------   ----------   ----------   -------------   --------
Year ended December 31, 1995
Allowance for doubtful accounts..........  $  75,000    $106,000     $175,000             --     $356,000
Year ended December 31, 1996
Allowance for doubtful accounts..........  $ 356,000    $140,031           --      $  95,707     $400,324
Year ended December 31, 1997
Allowance for doubtful accounts..........  $ 400,324    $353,527           --      $ 105,098     $648,753

---------------

(1) Deductions represent accounts receivables written off during 1996 and 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 1998                    PRISM SOLUTIONS, INC.
                                          (Registrant)

                                          By:       /s/  WARREN M. WEISS
                                            ------------------------------------
                                                      Warren M. Weiss
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                    NAME                                   TITLE                     DATE
---------------------------------------------  ------------------------------  -----------------

             /s/ WARREN M. WEISS                 President, Chief Executive    February 4, 1998
---------------------------------------------       Officer and Director
               Warren M. Weiss

             /s/ EARL C. CHARLES                Vice President, Finance and    February 4, 1998
---------------------------------------------      Administration, Chief
               Earl C. Charles                     Financial Officer and
                                                         Secretary

            /s/ JAMES W. ASHBROOK                  Chairman of the Board       February 4, 1998
---------------------------------------------
              James W. Ashbrook

               /s/ THUAN PHAN                    President, Customer Focus     February 4, 1998
---------------------------------------------          International
                 Thuan Phan

              /s/ KEVIN A. FONG                           Director             February 4, 1998
---------------------------------------------
                Kevin A. Fong

             /s/ FLOYD E. KVAMME                          Director             February 4, 1998
---------------------------------------------
               E. Floyd Kvamme

              /s/ PROMOD HAQUE                            Director             February 4, 1998
---------------------------------------------
                Promod Haque

           /s/ NANCY J. SCHOENDORF                        Director             February 4, 1998
---------------------------------------------
             Nancy J. Schoendorf

           /s/ NORRIS VAN DEN BERG                        Director             February 4, 1998
---------------------------------------------
             Norris van den Berg

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                          EXHIBIT INDEX
--------     ----------------------------------------------------------------------------------
 2.01        Agreement and Plan of Merger by and between Prism Solutions, Inc., a Delaware corporation,
             and Prism Solutions, Inc., a California corporation, and material exhibits thereto.(1)
 3.01        Company's Certificate of Incorporation(1)
 3.02        Company's Amendment of Certificate of Incorporation(1)
 3.03        Company's Certificate of Designation(1)
 3.04        Company's Certificate of Retirement(1)
 3.05        Company's Bylaws(1)
 4.01        Amended and Restated Investor Rights Agreement dated December 19, 1994(1)
10.01        Company's 1992 Stock Option Plan(1)(2)
10.02        Company's 1996 Equity Incentive Plan, as amended (incorporated by reference to
             Exhibit 4.01
             to the Company's Registration Statement on Form S-8 filed August 11, 1997(the
             "1997 Form S-8")(2)
10.03        Company's 1996 Directors Stock Option Plan(1)(2)
10.04        Company's 1996 Employee Stock Purchase Plan(1)(2)
10.05        Company's 401(k) Plan(1)(2)
10.06        Employment Agreement dated as of March 27, 1992 between Registrant and James W.
             Ashbrook(1)(2)
10.07        Employment Agreement dated as of July 10, 1995 between Registrant and Donald N.
             Taylor
             (incorporated by reference to Exhibit 10.10 to the Company's Registration
             Statement on
             Form SB-2 (File No. 33-1180 LA) declared effective March 14, 1996 ("the Form
             SB-2"))(2)
10.08        Employment Agreement dated as of December 8, 1995 between Registrant and Philip M.
             Sakakihara (incorporated by reference to Exhibit 10.11 to the Form SB-2)(2)
10.09        Promissory Note Secured by Stock Pledge Agreement, dated as of August 15, 1995,
             and
             Stock Pledge Agreement, dated as of August 18, 1995, delivered to Registrant by
             James W. Ashbrook(incorporated by reference to Exhibit 10.17 to the Form SB-2)(2)
10.10        Form of Indemnity Agreement to be entered into by Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.18 to the Form SB-2)
10.11        Lease Agreement between Francisco Berrueta and Registrant, dated as of February
             1995 (incorporated by reference to Exhibit 10.20 to the Form SB-2)
10.12        Lease from Smallbone & Co. (Devizes) Limited to Registrant, dated as of February
             1996 (incorporated by reference to Exhibit 10.21 to the Form SB-2)
10.13        Loan Agreement, dated as of November 10, 1995, between Registrant and CivicBank of
             Commerce and related documents, incorporated by reference to Exhibit 10.25 to the
             1996 10-K (incorporated by reference to Exhibit 10.22 to the Form SB-2)
10.14        Modification to Lease Agreement between Francisco Berrueta and Registrant, dated as of March 1996 (incorporated by reference to Exhibit 10.24 to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1996 ("the 1996 10-K")
10.15        Employment Agreement dated as of January 23, 1997 between Registrant and Warren M.
             Weiss, (incorporated by reference to Exhibit 10.25 to the 1996 10-K)(2)
10.16        Employment Agreement dated as of March 17, 1997 between Registrant and Earl C.
             Charles(2)
10.17        QDB Solutions, Inc., 1997 Stock Incentive Plan (incorporated by reference to
             Exhibit 4.02 to the 1997 Form S-8)

EXHIBIT
  NO.                                          EXHIBIT INDEX
--------     ----------------------------------------------------------------------------------
10.18        Form of QDB Solutions, Inc. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.03 to the 1997 Form S-8)
11.01        Computation of Net Loss per Share
16.01        Letter on change in independent auditors(1)
21.01        List of Registrant's subsidiaries
23.01        Consent of Coopers & Lybrand L.L.P., Independent Accountants
27.01        Financial Data Schedule

---------------

(1) Incorporated by reference to the exhibit with the same number in the Company's Registration Statement on Form SB-2 (File No. 33-1180-LA), declared effective March 14, 1996.

(2) Management contract or compensatory plan.

     (b) Reports on Form 8-K -- No current reports on Form 8K were filed in the fiscal quarter ended December 31, 1997.

     (c) Exhibits: the Company hereby files as part of this Report the exhibits listed in Item 14(a)(3) as set forth above.

     (d) Financial Statement Schedules -- See Item 14(a)(2) above.