Form 10-K/A
period 1997-12-31
PRISM SOLUTIONS INC
filed 1998-02-20
CIK 1008129

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                ---------------

(MARK ONE)
    /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                   OR

    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO
                                        ---------    ---------

                    COMMISSION FILE NUMBER: 0-27774

                            ------------------------

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

                        TELEPHONE NUMBER (408) 752-1888
              (Registrant's Telephone Number, Including Area Code)
                            ------------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 Par Value Per Share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting Common Stock held by non-affiliates of the Registrant as of January 21, 1998 was approximately $22,643,985. Shares of Common Stock held by each executive, director and 5% or greater shareholder have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Company has not issued any shares of non-voting common equity.

    As of January 21, 1998, there were approximately 14,777,369 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement in connection with the Registrant's 1997 Annual Meeting of Stockholders to be held March 20, 1998 in Sunnyvale, California are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, and their respective ages as of February 4, 1998, are as follows:

NAME                       AGE               POSITION
-------------------------  ---  -----------------------------------
Warren M. Weiss..........  41   President and Chief Executive
                                Officer
Earl C. Charles..........  46   Chief Financial Officer and
                                Secretary
Jeffrey Averick..........  49   Vice President, Data Quality
                                Business Unit
Nick Caffarra............  40   Vice President, Consulting Services
Christopher Hyrne........  43   Vice President, Marketing
Thuan D. Phan............  43   Vice President, Vertical Solutions
                                Strategic Business Unit of the
                                 Company
Mark Rankovic............  32   Vice President, Asia Pacific Sales
Philip M. Sakakihara.....  53   Vice President, Development
Thomas J. Swanson........  42   Vice President, North America Sales
Donald N. Taylor.........  43   Vice President, International Sales

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

    Jeffrey Averick has served as Vice President of Prism Solutions' Data Quality Business Unit, since July 1997. From August 1993 to July 1997, Mr. Averick was President and CEO of QDB Solutions. From July 1982 to July 1993, Mr. Averick held various positions with BGS Systems, Inc., most recently as Vice President and Executive Officer with responsibility for product development and customer support. He holds a BA degree in mathematics from Haverford College and an MA degree in computer science and mathematics from Boston University.

    Mr. Caffarra has served as Vice President of Consulting Services since April 1997. From March 1995 to April 1997, he was involved in the consulting services group for North America. From 1987 to 1995, Mr. Caffara was a Vice President at A.C. Nielson Marketing Research. Prior to that, he was a Systems Engineering Manager at ITT Information Systems from 1985 to 1987. From 1983 to 1985, Mr. Caffara was a Business Systems Consultant with Coopers and Lybrand, LLP. Mr. Caffara received his B.S. in Applied Economics and Physical Sciences from Rutgers University in 1983.

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

    Mr. Phan has been Vice President, Vertical Solutions Strategic Business Unit and a director of the Company since February 1998. Prior to joining the Company, he founded Customer Focus International, Inc. ("CFI") and served as CFI's President and Chief Executive Officer from 1989 until it was acquired by the Company in January 1998. Before founding CFI, Mr. Phan was employed by Teradata and prior to that was a Vice President in the Database Technology Group at Security Pacific Bank's subsidiary, Security Pacific Automation Company. Mr. Phan holds a Bachelor of Science degree in mathematics and computer science from the University of Dallas.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: February 18, 1998

                                PRISM SOLUTIONS, INC.
                                (Registrant)

                                By:              /s/ WARREN M. WEISS
                                      ------------------------------------------
                                                   Warren M. Weiss
                                        PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                       DIRECTOR