Form 10-Q
period 1998-03-31
PRISM SOLUTIONS INC
filed 1998-05-15
CIK 1008129

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 --------------

 (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

                                 Yes [X] No [ ]

As of April 29, 1998, there were 17,863,227 shares of the Registrant's Common Stock outstanding.

================================================================================

                              PRISM SOLUTIONS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

                                                                                             PAGE
                                                                                             ----
                                                                                             NO.
                                                                                             ---
ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

             Consolidated Balance Sheets
             December 31, 1997 and March 31, 1998.........................................      3

             Consolidated Statements of Operations and Comprehensive Income (Loss)
             Three months ended March 31, 1997 and March 31, 1998 ........................      4

             Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 1997 and 1998...................................      5

             Notes to Consolidated Financial Statements...................................      6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................................      8

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................     12

                                      PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS............................................................     12

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS....................................     13

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................     14

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.............................................     15

             SIGNATURES...................................................................     16

             INDEX TO EXHIBITS............................................................     17

PART I. FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PRISM SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         DECEMBER 31,     MARCH 31,
                                                             1997           1998
                                                           --------       --------
                                                                        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                             $  5,929       $ 11,261
     Short-term investments                                  15,355          6,466
     Accounts receivable, net                                13,705         14,117
     Other receivables                                          650          1,301
     Prepaid expenses and other assets                          905            804
                                                           --------       --------
           Total current assets                              36,544         33,949
Property and equipment, net                                   3,253          3,731
Other assets                                                  2,166          2,167
                                                           --------       --------
           Total assets                                    $ 41,963       $ 39,847
                                                           ========       ========


LIABILITIES
Current liabilities:
     Accounts payable                                      $  2,668       $  1,884
     Notes payable                                              109            154
     Accrued commissions                                      1,169          1,397
     Accrued payroll and related                              2,335          2,075
     Deferred revenue                                         5,221          5,816
     Other accrued liabilities                                2,811          2,495
                                                           --------       --------
           Total current liabilities                         14,313         13,821
Other liabilities                                               248            191
                                                           --------       --------
           Total liabilities                                 14,561         14,012
                                                           --------       --------
Contingencies (Note 3)


STOCKHOLDERS' EQUITY
Common stock                                                     18             18
Additional paid-in capital                                   55,880         56,414
Unrealized holding gains (losses)                               (29)            12
Receivables from stockholders                                   (90)           (90)
Accumulated deficit                                         (28,377)       (30,519)
                                                           --------       --------
           Total stockholders' equity                        27,402         25,835
                                                           --------       --------
           Total liabilities and stockholders' equity      $ 41,963       $ 39,847
                                                           ========       ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             PRISM SOLUTIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       -------------------------------
                                                                            1997             1998
                                                                       ------------       ------------
                                                                                 (UNAUDITED)
Revenues:
     License                                                           $      6,614       $      7,028
     Services and other                                                       4,335              7,199
                                                                       ------------       ------------
     Total revenues                                                          10,949             14,227
                                                                       ------------       ------------

Cost of revenues:
     License                                                                    403                150
     Services and other                                                       2,238              4,545
                                                                       ------------       ------------
     Total cost of revenues                                                   2,641              4,695
                                                                       ------------       ------------

     Gross margin                                                             8,308              9,532
                                                                       ------------       ------------

Costs and expenses:
     Sales and marketing                                                      5,478              6,642
     Research and development                                                 1,693              3,583
     General and administrative                                               1,287              1,629
                                                                       ------------       ------------
     Total operating expenses                                                 8,458             11,854
                                                                       ------------       ------------
     Loss from operations                                                      (150)            (2,322)

Interest income, net                                                            499                256
Other income (expense), net                                                     (54)                 8
                                                                       ------------       ------------
     Income (loss) before income taxes                                          295             (2,058)
Provision for income taxes                                                       35                 84
                                                                       ------------       ------------
     Net income (loss)                                                 $        260       $     (2,142)
                                                                       ============       ============

Comprehensive income (loss), net                                       $        260       $     (2,101)
                                                                       ============       ============

     Basic income/ (loss)  per share                                   $       0.02       $      (0.13)
                                                                       ============       ============

     Shares used in per share calculation                                15,933,866         16,794,879
                                                                       ============       ============

     Dilutive income/ (loss)  per share                                $       0.02       $      (0.13)
                                                                       ============       ============

     Shares used in per share calculation                                16,827,245         16,794,879
                                                                       ============       ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                -----------------------
                                                                 1997             1998
                                                                --------       --------
                                                                       (UNAUDITED)
Cash flows from operating activities:
     Net cash used in operating activities                      $ (1,161)      $ (2,887)
                                                                --------       --------

Cash flows from investing activities:
     Purchases of property and equipment                            (515)        (1,204)
     (Purchases) maturities of short-term investments             (7,843)         8,889
                                                                --------       --------
           Net cash (used in)/provided by investing
             activities                                           (8,358)         7,685
                                                                --------       --------

Cash flows from financing activities:
     Payments received on receivable from stockholder                (36)            --
     Proceeds from employee stock purchase plan                      485            480
     Proceeds from the exercise of employee stock options             45             54
     Repurchase of common stock                                      (10)            --
                                                                --------       --------
           Net cash provided by financing activities                 484            534
                                                                --------       --------

Net increase (decrease) in cash and cash equivalents              (9,035)         5,332
Cash and cash equivalents at beginning of period                  14,855          5,929
                                                                --------       --------
Cash and cash equivalents at end of period                      $  5,820       $ 11,261
                                                                ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

On January 30, 1998, Prism Solutions, Inc. (the Company) completed the acquisition of Customer Focus International, Inc. (CFI), which was accounted for as a pooling of interests. All financial data of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q have been restated to include the historical financial information of CFI in accordance with generally accepted accounting principles and pursuant to Regulation S-X.

The consolidated financial statements at March 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 1997 and the three months ended March 31, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998. The previous year end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.  BASIC AND DILUTED INCOME/ (LOSS) PER SHARE

Basic and Diluted income/ (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the March 31, 1998 computation, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Common equivalent shares that could potentially dilute earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 830,891 for the period ending March 31, 1998. The March 31, 1997 dilutive earnings per share computation includes 893,379 common equivalent shares.

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ------------------------------
                                                         1997             1998
                                                    ------------      ------------
                                                             (UNAUDITED)
BASIC EPS:

Net income (loss)                                   $        260      $     (2,142)

Denominator: Average common shares outstanding        15,933,866        16,794,879
                                                    ------------      ------------

Net income (loss) per share (basic)                 $       0.02      $      (0.13)

DILUTED EPS:

Denominator: Average common shares outstanding        15,933,866        16,794,879

Common equivalent shares outstanding (options)           893,379                --
                                                    ------------      ------------

Total shares                                          16,827,245        16,794,879

Net income (loss) per share (basic)                 $       0.02      $      (0.13)

3.  CONTINGENCIES

On March 5, 1997, a class action complaint styled Adler et al., v. Prism Solutions, Inc. et al., Case No. CV764547, was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the underwriters of its initial public offering. The complaint was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996, and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. On August 6, 1997, the Superior Court entered an order sustaining demurrers to the California Corporation Code claims with leave to amend and the Federal Securities Act of 1933 claims without leave to amend. On December 12, 1997, the plaintiff filed an amended complaint which included both the California Corporation Code claims and the Federal Securities Act of 1933 claims against only the Company and certain of its current and former officers and directors. The Company has demurred to the amended complaint. On March 2, 1998, the court sustained the demurrer with leave to amend as to the California Corporation Code claims and denied the demurrer to the Federal claims. On December 24, 1997, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action complaint in the United States District Court for the Northern District of California. This action named the Company and several current and former officers and directors as defendants, and was based on the same allegations as the earlier filed State Court action. In April 1998, the Federal Court action was dismissed. On March 12, 1998, plaintiffs filed a second amended complaint to which defendants have demurred. The Company believes the remaining State Court action has no merit and intends to vigorously defend the action. The Company is also involved in other ongoing legal matters incidental to its business.

4.  ACQUISITIONS

On January 30, 1998, the Company completed the acquisition of Customer Focus International, Inc. (CFI) by issuing approximately 2,877,500 shares of common stock in exchange for all outstanding common stock of CFI. The transaction was accounted for as a pooling of interests. CFI designs, markets, integrates, and supports enterprise customer relationship management software for the financial services industry, primarily banking. All financial data of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q have been restated to include the historical financial information of CFI. The following information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had this transaction not been effected on the date indicated above or of the results which may occur in the future.

                                                    DECEMBER 31,
                                                        1997
                                                      --------
Revenues:
     Prism                                            $ 43,433
     CFI                                                 3,514
                                                      --------
     Combined                                         $ 46,947
                                                      --------

Net Income (loss):
     Prism                                            $(16,152)
     CFI                                                    49
                                                      --------
     Combined                                         $(16,103)
                                                      --------

Earnings (loss) per share
  (on a dilutive basis):
     Prism                                            $  (1.16)
     CFI                                                  0.00
                                                      --------
     Combined                                         $  (0.97)
                                                      --------


Costs associated with the merger were charged to expense as incurred and were not significant.

5. OTHER MATTERS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "disclosures about Segments of an Enterprise and Related Information." ("SFAS 131"), which supercedes Statement of Financial Accounting Standards, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

The Company has adopted the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supercedes Statement of Position 91-1 and delineates the accounting for software product and maintenance revenues. Under SOP 97-2, the Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance), revenue must be allocated to each component of the contract based on evidence of its fair value which is specific to the Company, or for products not being sold separately, the price established by management.

Revenue allocated to undelivered products is recognized when criteria for product and license revenue set forth above are met. Revenue allocated to maintenance fees for ongoing customer support and product updates is recognized ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue allocated to other services is recognized as the related services are performed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenues, the cost of those revenues, operating expenses, capital expenditures, investment strategy and the sufficiency of financial resources to support future operations and investments. Such statements are based on current expectations that involve risks and uncertainties, including those discussed below and under the heading Risk Factors, as well as those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which are herein incorporated by reference, that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW
Incorporated in California in March 1991 and reincorporated in Delaware in February 1996, Prism Solutions Inc. pioneered the data warehousing market to help companies understand, manage and use information effectively. Today, Prism provides comprehensive solutions to deliver business intelligence applications. Through the end of 1992, the Company was in the development stage and was engaged primarily in research and development and the establishment of a sales and marketing infrastructure. The Company began shipping its principal products, Prism Warehouse Manager(TM) and Prism Directory Manager(TM), in December 1992 and April 1995, respectively. In December 1996, Prism Warehouse Manager and Prism Directory Manager were replaced with Prism Warehouse Executive(TM) and Prism Warehouse Directory(TM), respectively, as the Company's next generation software. In the fourth quarter of 1996, Prism also completed the first transactions for Iterations(R), its consulting methodology. Over the course of 1997 Prism introduced additional components to its core products. These included Prism Schedule Manager for operational planning and deployment, Prism Quality Manager(TM) for auditing and improving data quality, Prism Fastload(TM) replication offerings, and Prism Web Access(TM) for warehouse navigation and data delivery. In the first quarter of 1998 Prism complemented its Warehouse development solutions by offering its Customer Relationship Management System(TM) (through the acquisition of Customer Focus International). This offering consists of comprehensive data models, analytical and sales development applications for customer relationship management in the financial services industry. Most recently, in April 1998, the Company introduced the Prism Executive Suite which consists of Prism Warehouse Executive, Prism Warehouse Directory and Prism Quality Manager. The Company does not expect to recognize revenue from the Prism Executive Suite until late 1998. The Company's total revenues to date have mostly been derived from software license revenues and consulting services revenues. Software license revenue accounted for 51% of total revenues in 1997 and 49% of total revenues in the first three months of 1998. Services and other revenues accounted for the remaining revenues in 1997 and the first three months of 1998. The Company expects that license revenues will account for a majority of the Company's revenues for the foreseeable future.

On May 13, 1998, the Company acquired Systems Techniques, Inc. ("STI"), a Georgia based company specializing in data warehousing solutions for the healthcare industry for approximately 545,000 shares of Prism Common Stock. This transaction will be accounted for as a pooling of interests. STI had a net loss of $81,000 on revenues of $4,400,000 for 1997.

The following table sets forth operating results as a percentage of total revenues for the three-month period ended March 31, 1997 and 1998:

                                     PERCENTAGE OF TOTAL REVENUES
                                     -----------------------------
                                          THREE MONTHS ENDED
                                               MARCH 31,
                                     -----------------------------
                                            1997        1998
                                     --------------   ------------
                                        (unaudited)  (unaudited)
Revenues:
     License                                  60%         49%
     Services and other                       40          51
                                            ----        ----
     Total revenues                          100         100
                                            ----        ----
Cost of revenues:
     License                                   4           1
     Services and other                       20          32
                                            ----        ----
     Total cost of revenues                   24          33
                                            ----        ----
     Gross margin                             76          67
                                            ----        ----
Costs and expenses:
     Sales and marketing                      50          47
     Research and development                 15          25
     General and administrative               12          11
                                            ----        ----
     Total operating expenses                 77          83
                                            ----        ----
     Income (loss) from operations            (1)        (16)
Interest income, net                           4           2
Other expense, net                            --          --
                                            ----        ----
     Income (loss) before income taxes         3         (14)
Provision for income taxes                    --           1
                                            ----        ----
     Net income (loss)                         2%        (15)%
                                            ====        ====


REVENUES
The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training.

License Revenues. License revenues increased $414,000 or 6.3% from the first quarter of 1997 to the same period of 1998. License revenues increased only slightly due to a shift in the product sales mix as the Company introduced new products during the second half of fiscal 1997 and products acquired through the acquisition of CFI in January 1998. Unit sales of the Company's core products decreased in the first quarter of 1998 compared to the first quarter of 1997, while unit sales of new products more than offset the decrease in this period. New product sales accounted for 27.0% of sales in the first quarter of 1998.

Services and Other Revenues. Services and other revenues increased $2,864,000 or 66.1% from the first quarter of 1997 to the same period of 1998. The growth in services and other revenue was primarily the result of an increase in the number and scope of consulting engagements. Additionally, the Company's consulting organization has continued to grow to meet customer demand. The majority of services and other revenues in both periods came from consulting revenues.

COST OF REVENUES
Cost of License Revenues. Cost of license revenues decreased $253,000 or 62.8% from the first quarter of 1997 to the same period of 1998. Cost of license revenues consists primarily of royalties paid to third party vendors, and expenses incurred for product media and duplication, shipping expenses, printing of manuals and packaging materials. The decrease in cost of license revenue was primarily the result of decreases in certain distribution costs, and media and duplication costs as well as a reduction in royalty payments and payments to marketing partners. The Company expects that the cost of license revenues will increase in absolute dollars as the Company licenses technology and products from third parties for which royalties are owed.

Cost of Services and Other Revenues. Cost of services and other revenues increased $2,307,000 or 103.1% from the first quarter of 1997 to the same period of 1998. Cost of services and other revenues consists primarily of personnel related costs incurred in providing consulting and implementation services, telephone support and training to customers. The increase in cost of service and other revenues was primarily due to increased costs related to personnel as the Company continued to expand its consulting, customer support and training organizations. The Company expects that the cost of services and other revenues will increase in absolute dollars as the Company continues to add customers.

OPERATING EXPENSES
The growth in operating expenses occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels and the expansion of facilities.

Sales and Marketing. Sales and marketing expenses increased $1,164,000 or 21.2% from the first quarter of 1997 to the same period of 1998. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel as well as promotional expenses. The increase in dollar amount in sales and marketing expenses from the first quarter of 1997 to the same period of 1998 was primarily due to the expansion of the Company's sales operations and increased commissions due to revenue growth year over year. In addition, marketing activities, including trade shows and promotional expenses, increased from the same periods for 1997. The percentage decrease from 1997 to 1998 in sales and marketing expenses compared to total revenues resulted primarily from the economies of scale associated with the increase in total revenues. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but slightly decrease as a percentage of total revenues if the Company's total revenues continue to increase.

Research and Development. Research and development expenses increased by $1,890,000 or 111.6% from the first quarter of 1997 to the same period of 1998. Research and development expenses consist primarily of salaries paid to the engineering staff. The increases in research and development expenses in absolute dollars and as a percentage of revenues from the first quarter of 1997 to the same period of 1998 were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive and, accordingly, the Company anticipates that research and development expenses will increase in absolute dollars but slightly decrease as a percentage of total revenues if the Company's total revenues continue to increase.

General and Administrative. General and administrative expenses increased $342,000 or 22.6% from the first quarter of 1997 to the same period of 1998. General and administrative expenses consist primarily of salary expenses for administrative and executive staff. These expenses increased from the first quarter of 1997 to the same period of 1998 primarily due to the Company's increased finance and information systems department staffing and equipment requirements. The decrease from the first quarter of 1997 to the first quarter of 1998 in general and administrative expenses as a percentage of total revenues was principally caused by the realization of economies of scale, despite legal fees related to the shareholder lawsuit and costs related to management turnover, in particular recruiting and severance costs. The Company expects that its general and administrative expenses will increase in absolute dollars and decrease as a percentage of revenues if the Company's total revenues continue to increase.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash, cash equivalents and short-term investments decreased to $17,727,000 as of March 31, 1998 from $21,284,000 as of December 31, 1997, due primarily to the use of approximately $1,204,000 for the purchase of property and equipment, and the use of $2,852,000 in order to fund operations during the first quarter of 1998. As of March 31, 1998, the Company had $11,261,000 in cash and cash equivalents and $6,466,000 in short-term investments, which are classified as available for sale.

The Company expects that capital expenditures will occur at a rate commensurate with the growth of the Company's employee base. As of March 31, 1998, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of non-cancelable operating leases on its facilities.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

The Company believes its current cash balances and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing, which may not be available or may be dilutive.

ADDITIONAL RISK FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Limited Operating History; History of Losses
The Company's limited operating history makes the forecast of future operations difficult. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is indicative of future operating results. The Company has never been profitable on an annual basis and currently believes that it could continue to experience operating losses in 1998. Future operating results will depend on many factors, including the growth of the data warehousing market, the length of the sales cycle, the level of product and price competition, demand for the Company's products, transaction size, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, the ability to recruit and retain software engineers and other key personnel, general economic conditions and other factors.

Through the remainder of 1998, the Company will continue to invest more in the sales and consulting services functions, and to a lesser degree in customer services, marketing and research and development. The primary investments will be in the form of personnel additions to the Company's sales and consulting force worldwide. These additional expenses may adversely affect the Company's operating margin if there are no offsetting increases in revenues or reductions in other operating expenses.

Management of Growth
The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. Further increases in the number of employees are anticipated during the remainder of 1998. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve performance levels, the Company's business, operating results and financial condition could be adversely affected. The Company recently made acquisitions of other smaller software and consulting companies. Such acquisitions are expected to place further strains on the Company's administrative, financial and operational resources as the acquired technology and personnel are integrated into the Company. If the Company's management is unable to effectively integrate and assimilate such acquisitions, the Company's business, operating results and financial condition could be adversely affected.

Lengthy Sales Cycle
The licensing of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. Throughout 1997, the Company continued to experience longer sales cycles, which have continued through the first quarter of 1998. If the longer sales cycle persists or continues to lengthen, the Company's future financial performance could be materially adversely affected.

Competition
The data warehouse market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope of the products and services they offer. The Company encounters competition from a number of sources, including management information systems departments of customers and potential customers. The most active competitors to the Company's development solutions for warehousing are Evolutionary Technologies International, Informatica, Apertus Carleton Corporation, PLATINUM Technology and several other small, private companies. The Company expects to experience additional competition from other established and emerging software companies, including some of the Company's current marketing partners. Increased competition could result in the lengthening of sales cycles and price reductions, and could result in reduced transaction sizes, fewer customer orders, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Over time, the Company expects competitors to emerge in the Customer Relationship Management segment as well.

Product Concentration
Substantially all of the Company's revenues to date have been attributable to licenses for Prism Warehouse Executive, Prism Warehouse Directory and related services. The Company currently expects that revenue attributable to Prism Warehouse Executive and Prism Warehouse Directory, including maintenance and consulting services, will continue to account for a majority of the Company's total revenues. A decline in demand for or failure to achieve broad market acceptance of these products as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in license revenues from these products would also have a material adverse effect on sales of other Company products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new releases of Prism Warehouse Executive and Prism Warehouse Directory, including new versions incorporating a new code base which is currently being written. There can be no assurance that the Company will continue to be successful in these or any new or enhanced products.

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

Risks Associated with International Operations
Revenue generated outside of North America accounted for 23.5% and 30.3% of the Company's total revenues for 1997 and the first quarter of 1998, respectively. The Company intends to continue to expand its operations in Europe and into Asia and Latin America, which will require significant management attention and financial resources. There can be no assurance that the Company's efforts to develop international sales and support channels will be successful, and the failure of such efforts could have a material adverse effect on the Company's business, operating results and financial condition. International sales are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 5, 1997, a class action complaint styled Adler et al., v. Prism Solutions, Inc. et al., Case No. CV764547, was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the underwriters of its initial public offering. The complaint was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996, and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. On August 6, 1997, the Superior Court entered an order sustaining demurrers to the California Corporation Code claims with leave to amend and the Federal Securities Act of 1933 claims without leave to amend. On December 12, 1997, the plaintiff filed an amended complaint which included both the California Corporation Code claims and the Federal Securities Act of 1933 claims against only the Company and certain of its current and former officers and directors. The Company has demurred to the amended complaint. On March 2, 1998, the court sustained the demurrer with leave to amend as to the California Corporation Code claims and denied the demurrer to the Federal claims. On December 24, 1997, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action complaint in the United States District Court for the Northern District of California. This action named the Company and several current and former officers and directors as defendants, and was based on the same allegations as the earlier filed State Court action. In April 1998, the Federal Court action was dismissed. On March 12, 1998, plaintiffs filed a second amended complaint to which defendants have demurred. The Company believes the remaining State Court action has no merit and intends to vigorously defend the action. The Company is also involved in other ongoing legal matters incidental to its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Equity Securities
On January 30, 1998, the Company issued an aggregate of 2,877,500 shares of its Common Stock to the stockholders of Customer Focus International, Inc. ("CFI") in exchange for all of the outstanding capital stock of CFI in connection with the acquisition of CFI. The issuance of Common Stock was made in reliance on
Section 4(2) of the Securities Act of 1933. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment who represented to the Registrant that the shares were being acquired for investment.

Use of Proceeds from Initial Public Offering
On March 14, 1996, the Company's registration statement on Form SB-2 (File No. 333-1180-LA) related to the initial public offering of the Company's Common Stock (the "Registration Statement") was declared effective by the Securities and Exchange Commission. The net offering proceeds to the Company after expenses was $35,718,369 (the "Offering Proceeds"). From the effective date of the Registration Statement to March 31, 1998, the Offering Proceeds have been used for the purposes listed below:

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

Construction of plant, building and                          ____                                          $   59,572
facility

Purchase and installation of machinery
and equipment                                                ____                                           4,625,482

Repayment of indebtedness                                    ____                                             611,450

Acquired Businesses                                          ____                                           2,466,000

Working capital                                              ____                                          10,228,865

Purchase of short-term liquid securities                     ____                                          17,727,000
                                                                                                          -----------
                                                                                                          $35,718,369

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting") on March 20, 1998. At the Annual Meeting, the Company's stockholders elected James W. Ashbrook, Kevin A. Fong, Promod Haque, E. Floyd Kvamme, Thuan D. Phan, Nancy S. Schoendorf, Norris van den Berg and Warren M. Weiss to the Company's Board of Directors and approved certain proposals described more fully below. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. As of February 16, 1998, the record date for the Annual Meeting, there were approximately 17,761,760 shares of the Company's Common Stock outstanding, of which 15,973,751 shares, or 89.9%, were present in person or by proxy at the Annual Meeting.

The following matters were brought before the Annual Meeting:

1. Election of Directors. Each of the following persons was elected as a director of the Company, to serve until the next annual meeting of the Company's stockholders and until his or her successor has been elected and qualified or until his or her earlier resignation and removal:

                                     Shares in Favor    Shares Witheld
                                     ---------------    --------------

           James W. Ashbrook           15,678,300           295,451
           Kevin A. Fong               15,706,013           267,738
           Promod Haque                15,706,513           267,238
           E. Floyd Kvamme             15,706,413           267,338
           Thuan D. Phan               15,681,556           292,195
           Nancy S. Schoendorf         15,705,980           267,771
           Norris van den Berg         15,706,513           267,238
           Warren M. Weiss             15,677,556           296,195

2. Amendment of Equity Incentive Plan. The amendment of the Company's 1996 Equity Incentive Plan to increase the total number of shares of the Company's Common Stock reserved for issuance under the plan from 3,500,000 shares to 7,500,000 shares, an increase of 4,000,000 shares, was voted on and approved by the stockholders as follows:

         Shares in Favor  Shares Against  Shares Abstaining    Broker Non-Vote
         ---------------  --------------  -----------------    ---------------
           12,765,793        549,675            10,851            2,647,432

3. Amendment of Employee Stock Purchase Plan. The amendment of the Company's 1996 Employee Stock Purchase Plan to increase the total number of shares of the Company's Common Stock reserved for issuance under the Plan from 500,000 shares to 1,100,000 shares, an increase of 600,000 shares, was voted on and approved by the stockholders as follows:

         Shares in Favor   Shares Against   Shares Abstaining    Broker Non-Vote
         ---------------   --------------   -----------------    ---------------
           13,197,832         300,302             9,851             2,465,766


4. Ratification of Selection of Independent Accountants. The selection of Coopers and Lybrand, L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1998 was voted on and ratified by the Company's stockholders as follows:

                  Shares in Favor    Shares Against     Shares Abstaining
                  ---------------    --------------     -----------------
                    15,805,582           154,759              13,410

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

        27.01  Financial Data Schedule - form 10-Q dated March 31, 1998
        27.02  Financial Data Schedule - form 10-K dated December 31, 1997
        27.03  Financial Data Schedule - form 10-Q dated September 30, 1997
        27.04  Financial Data Schedule - form 10-Q dated June 30, 1997
        27.05  Financial Data Schedule - form 10-Q dated March 31, 1997

    (b) Reports on Form 8-K:

               The Company filed a Form 8-K on February 18, 1998 in order to disclose the acquisition of CFI under Item 2 of Form 8-K and an amendment to such Form 8-K on April 1, 1998 to include the required financial statements related to the acquisition under Item 7. of the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No.1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   May 15, 1998

                                          PRISM SOLUTIONS, INC.
                                          (Registrant)

                                          By:  /S/ WARREN M. WEISS
                                          --------------------------------------
                                          Warren M. Weiss
                                          President and Chief Executive Officer

                                          By:  /S/ EARL C. CHARLES
                                          --------------------------------------
                                          Earl C. Charles
                                          Chief Financial Officer

                              PRISM SOLUTIONS, INC.
                                INDEX TO EXHIBITS

      EXHIBIT
      -------
      27.01       FINANCIAL DATA SCHEDULE - form 10-Q dated March 31, 1998
      27.02       FINANCIAL DATA SCHEDULE - form 10-K dated December 31, 1997
      27.03       FINANCIAL DATA SCHEDULE - form 10-Q dated September 30, 1997
      27.04       FINANCIAL DATA SCHEDULE - form 10-Q dated June 30, 1997
      27.05       FINANCIAL DATA SCHEDULE - form 10-Q dated March 31, 1997