Form 10-Q
period 1998-06-30
PRISM SOLUTIONS INC
filed 1998-08-13
CIK 1008129

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998.

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

                                 Yes [X] No [ ]

As of July 24, 1998, there were 18,459,837 shares of the Registrant's Common Stock outstanding.

================================================================================

                              PRISM SOLUTIONS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                             PAGE NO.
                                                                                             --------
ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

             Consolidated Balance Sheets
             December 31, 1997 and June 30, 1998..........................................       3

             Consolidated Statements of Operations Three months ended June 30,
             1997 and June 30, 1998 and
             Six months ended June 30, 1997 and June 30, 1998.............................       4

             Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 1997 and June 30, 1998.............................       5

             Notes to Consolidated Financial Statements...................................       6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................................       9

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................      14


                                      PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS............................................................      15

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS....................................      16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.............................................      17

             SIGNATURES...................................................................      18

             INDEX TO EXHIBITS............................................................      19

PART I. FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PRISM SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           DECEMBER 31,        JUNE 30,
                                                               1997             1998
                                                             --------         --------
                                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                               $  6,351         $  6,536
     Short-term investments                                    15,355            4,082
     Accounts receivable, net                                  14,186           16,111
     Other receivables                                            650              832
     Prepaid expenses and other assets                            927              595
                                                             --------         --------
           Total current assets                                37,469           28,156
Property and equipment, net                                     3,517            4,193
Other assets                                                    2,199            2,039
                                                             --------         --------
           Total assets                                      $ 43,185         $ 34,388
                                                             ========         ========


LIABILITIES
Current liabilities:
     Accounts payable                                        $  2,813         $  1,519
     Notes payable                                                262              317
     Accrued commissions                                        1,169              763
     Accrued payroll and related                                2,335            2,725
     Deferred revenue                                           5,221            6,206
     Other accrued liabilities                                  3,417            2,930
                                                             --------         --------
           Total current liabilities                           15,217           14,460
Other liabilities                                                 364              362
                                                             --------         --------
           Total liabilities                                   15,581           14,822
                                                             --------         --------
Contingencies (Note 3)


STOCKHOLDERS' EQUITY
Common stock                                                       18               18
Additional paid-in capital                                     57,380           58,311
Unrealized holding gains (losses)                                 (29)              29
Receivables from stockholders                                     (90)              --
Accumulated deficit                                           (29,675)         (38,792)
                                                             --------         --------
           Total stockholders' equity                          27,604           19,566
                                                             --------         --------
           Total liabilities and stockholders' equity        $ 43,185         $ 34,388
                                                             ========         ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                 -------------------------         -------------------------
                                                   1997             1998             1997             1998
                                                 --------         --------         --------         --------
                                                         (UNAUDITED)                      (UNAUDITED)
Revenues:
     License                                     $  5,582         $  6,064         $ 12,196         $ 13,092
     Services and other                             6,780            7,244           11,964           15,180
                                                 --------         --------         --------         --------
     Total revenues                                12,362           13,308           24,160           28,272
                                                 --------         --------         --------         --------

Cost of revenues:
     License                                          216              399              619              549
     Services and other                             3,757            5,561            6,378           10,659
                                                 --------         --------         --------         --------
     Total cost of revenues                         3,973            5,960            6,997           11,208
                                                 --------         --------         --------         --------

     Gross margin                                   8,389            7,348           17,163           17,064
                                                 --------         --------         --------         --------

Costs and expenses:
     Sales and marketing                            5,486            7,777           11,186           14,662
     Research and development                       2,499            4,184            4,403            7,909
     General and administrative                     1,778            1,821            3,351            3,628
                                                 --------         --------         --------         --------
     Total operating expenses                       9,763           13,782           18,940           26,199
                                                 --------         --------         --------         --------
     Loss from operations                          (1,374)          (6,434)          (1,777)          (9,135)

Interest income, net                                  444               41              910              327
Other income (expense), net                           (53)            (112)            (182)            (105)
                                                 --------         --------         --------         --------
     Loss before income taxes                        (983)          (6,505)          (1,049)          (8,913)
Provision for income taxes                            (35)             (52)             (70)            (135)
                                                 --------         --------         --------         --------
     Net loss                                    $ (1,018)        $ (6,557)        $ (1,119)        $ (9,048)
                                                 ========         ========         ========         ========

Comprehensive loss, net                          $ (1,027)        $ (6,540)        $ (1,133)        $ (8,990)
                                                 ========         ========         ========         ========

     Basic loss  per share                       $  (0.06)        $  (0.36)        $  (0.07)        $  (0.49)
                                                 ========         ========         ========         ========

     Shares used in per share calculation          16,298           18,375           16,513           18,315
                                                 ========         ========         ========         ========

     Dilutive loss  per share                    $  (0.06)        $  (0.36)        $  (0.07)        $  (0.49)
                                                 ========         ========         ========         ========

     Shares used in per share calculation          16,298           18,375           16,513           18,315
                                                 ========         ========         ========         ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        -------------------------
                                                                          1997             1998
                                                                        --------         --------
                                                                               (UNAUDITED)
Cash flows from operating activities:
     Net cash used in operating activities                              $   (891)        $ (9,726)
                                                                        --------         --------

Cash flows from investing activities:
     Purchases of property and equipment                                  (1,016)          (2,314)
     Purchases of short-term investments                                  (7,314)          (4,099)
     Maturities of short-term investments                                     --           15,372
                                                                        --------         --------
           Net cash (used in) provided by investing activities            (8,330)           8,959
                                                                        --------         --------

Cash flows from financing activities:
     Payments received (issued) on receivables from stockholders             (39)              90
     Proceeds from employee stock purchase plan                              488              480
     Proceeds from the exercise of employee stock options                    106              451
     Payment of preferred stock dividend of acquired company                 (75)             (69)
     Repurchase of common stock                                           (2,010)              --
                                                                        --------         --------
           Net cash provided by (used in) financing activities            (1,530)             952
                                                                        --------         --------

Net increase (decrease) in cash and cash equivalents                     (10,751)             185
Cash and cash equivalents at beginning of year                            14,863            6,351
                                                                        --------         --------
Cash and cash equivalents at end of period                              $  4,112         $  6,536
                                                                        ========         ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

On May 13, 1998, Prism Solutions, Inc. (the Company) completed the acquisition of Systems Techniques, Inc. (STI), which was accounted for as a pooling of interests. All financial data of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q have been restated to include the historical financial information of STI in accordance with generally accepted accounting principles and pursuant to Regulation S-X.

The consolidated financial statements at June 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 1997 and the six months ended June 30, 1998. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998. The previous year end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2. BASIC AND DILUTED INCOME/ (LOSS) PER SHARE

Basic and Diluted income/ (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the June 30, 1998 and 1997 computations, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Common equivalent shares that could potentially dilute earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 726,159 and 841,330, for the three and six month periods ending June 30, 1997 and 1,407,292 and 1,029,153 for the three and six month periods ending June 30, 1998, respectively.

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                      -------------------------         -------------------------
                                                        1997             1998             1997             1998
                                                      --------         --------         --------         --------
                                                             (UNAUDITED)                       (UNAUDITED)
BASIC EPS:

Net loss                                              $ (1,018)        $ (6,557)        $ (1,119)        $ (9,048)

Denominator: Average common shares outstanding          16,298           18,375           16,513           18,315
                                                      --------         --------         --------         --------

Net loss per share (basic)                            $  (0.06)        $  (0.36)        $  (0.07)        $  (0.49)

DILUTED EPS:

Denominator: Average common shares outstanding          16,298           18,375           16,513           18,315
                                                      --------         --------         --------         --------

Common equivalent shares outstanding (options)              --               --               --               --
                                                      --------         --------         --------         --------

Total shares                                            16,298           18,375           16,513           18,315
                                                      --------         --------         --------         --------

Net loss per share (dilutive)                         $  (0.06)        $  (0.36)        $  (0.07)        $  (0.49)

3.    CONTINGENCIES

On March 5, 1997, a class action complaint styled Adler et al., v. Prism Solutions, Inc. et al., Case No. CV764547, was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP ("Milberg Weiss"), in Superior Court of the State of California, County of Santa Clara, against the Company, several of its current and former officers and directors and the underwriters of its initial public offering. The complaint (like all subsequently filed complaints) was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996, and alleged that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint sought damages in an unspecified amount. On August 6, 1997, the Superior Court entered an order sustaining demurrers to three California Corporation Code claims and a California Civil Code claim with leave to amend and to two Federal Securities Act of 1933 claims without leave to amend. On December 12, 1997, the plaintiff filed a first amended complaint which included a California Corporation Code
Section 25400 claim and the Federal Securities Act of 1993 claims against only the Company and certain of its current and former officers and directors. On March 2, 1998, the court sustained the individual officer and director defendants' demurrer with leave to amend as to the California Corporation Code claim and the Federal claims. The court overruled the Company's demurrer to both the California Corporation Code claim and the Federal claims. On December 24, 1997, Milberg Weiss filed a class action complaint in the United States District Court for the Northern District of California. This action named the Company and several current and former officers and directors as defendants, and was based on the same allegations as the earlier filed State Court action. In April 1998, the Federal Court action was dismissed. In March 1998, a new judge was assigned to the state court action. On March 12, 1998, plaintiffs filed a second amended state court complaint against the Company and certain of its officers and directors. In response, the Company filed a motion for reconsideration of the prior demurrer order which sustained plaintiffs' complaint against the Company and the individual defendants filed a demurrer. On June 4, 1998, the court sustained the individual defendants' demurrer to the California Corporation Code claim without leave to amend and to the Federal claims with leave to amend. The court also denied the Company's motion to reconsider the prior demurrer order. On June 30, 1998, plaintiffs filed a third amended complaint which alleges a California Corporations Code claim and the Federal Securities Act of 1933 claims against the Company and alleges the Federal claims against all but one of the same officers and director defendants. On July 31, 1998, the individual defendants filed a demurrer to the Federal claims. The court will decide this demurrer on September 29, 1998. The Company believes the remaining State Court action has no merit and intends to vigorously defend the action. The Company is also involved in other ongoing legal matters incidental to its business.

4.  ACQUISITIONS

On May 13, 1998, the Company completed the acquisition of Systems Techniques, Inc. (STI) by issuing approximately 544,000 shares of common stock in exchange for all outstanding common stock of STI. The transaction was accounted for as a pooling of interests. STI, a specialist in data warehousing solutions for the healthcare industry, offers application-specific bundled solutions, a methodology and consulting services for the healthcare industry. All financial data of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q have been restated to include the historical financial information of STI. The following information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had this transaction not been effected on the date indicated above or of the results which may occur in the future.

                                                                      YEAR ENDED
                                                                      DECEMBER 31,
                                                                          1997
                                                                      -----------
Revenues:
     Prism                                                             $ 46,947
     STI                                                                  4,444
                                                                       --------
     Combined                                                            51,391
                                                                       --------

Net Income (loss):
     Prism                                                              (16,101)
     STI                                                                    (81)
                                                                       --------
     Combined                                                           (16,182)
                                                                       --------

Earnings (loss) per share (on a dilutive basis):
     Prism                                                                (0.97)
     STI                                                                   0.00
                                                                       --------
     Combined                                                             (0.94)
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

The Company has adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supercedes Statement of Position 91-1 and delineates the accounting for software product and maintenance revenues. Under SOP 97-2, the Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance), revenue must be allocated to each component of the contract based on evidence of its fair value which is specific to the Company, or for products not being sold separately, the price established by management.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities of 1933, as amended. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenues, the cost of those revenues, operating expenses, capital expenditures, investment strategy and the sufficiency of financial resources to support future operations and investments. Such statements are based on current expectations that involve risks and uncertainties, including those discussed below and under the heading Risk Factors, as well as those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which are herein incorporated by reference, that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


OVERVIEW

Incorporated in California in March 1991 and reincorporated in Delaware in February 1996, Prism Solutions, Inc. pioneered the data warehousing market to help companies understand, manage and use information effectively. Today, Prism provides comprehensive solutions to deliver business intelligence applications. Through the end of 1992, the Company was in the development stage and was engaged primarily in research and development and the establishment of a sales and marketing infrastructure. The Company began shipping its principal products, Prism Warehouse Manager(TM) and Prism Directory Manager(TM), in December 1992 and April 1995, respectively. In December 1996, Prism Warehouse Manager and Prism Directory Manager were replaced with Prism Warehouse Executive(TM) and Prism Warehouse Directory(TM), respectively, as the Company's next generation software. In the fourth quarter of 1996, Prism also completed the first transactions for Iterations(R), its consulting methodology. Over the course of 1997 Prism introduced additional components to its core products. These included Prism Schedule Manager for operational planning and deployment, Prism Quality Manager(TM) for auditing and improving data quality, Prism Fastload(TM) replication offerings, and Prism Web Access(TM) for warehouse navigation and data delivery. In the first quarter of 1998 Prism complemented its Warehouse development solutions by offering its Customer Relationship Management System(TM) (through the acquisition of Customer Focus International). This offering consists of comprehensive data models, analytical and sales development applications for customer relationship management in the financial services industry. In April 1998, the Company introduced the Prism Executive Suite which consists of Prism Warehouse Executive, Prism Warehouse Directory and Prism Quality Manager. Most recently, through the acquisition of Systems Techniques, Inc., the Company enhanced its ability of delivering greater business value to customers through vertical data warehousing solutions by the establishment of a data warehousing Center of Excellence for the healthcare industry. The Company's total revenues to date have been derived from software license revenues and consulting services revenues. Software license revenue accounted for 50% of total revenues in 1997 and 46% of total revenues in the first six months of 1998. Services and other revenues accounted for the remaining revenues in 1997 and the first six months of 1998. The Company's core data warehouse products are primarily enterprise related and they require a significant amount of consulting and implementation time from qualified personnel. Because many companies are experiencing increased demands for other Information Technology projects, most companies are outsourcing the implementation of data warehouse projects. Accordingly, the Company believes that the consulting services component of its business will continue to be a significant portion of total revenues, with the balance derived from license fees and the related maintenance revenue.

The following table sets forth operating results as a percentage of total revenues for the three month and six month periods ended June 30, 1997 and 1998:



                                        PERCENTAGE OF TOTAL REVENUES       PERCENTAGE OF TOTAL REVENUES
                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 JUNE 30,                            JUNE 30,
                                        ----------------------------       -----------------------------
                                          1997               1998             1997               1998
                                        --------          ----------       ---------         -----------
                                       (unaudited)        (unaudited)      (unaudited)       (unaudited)
Revenues:
     License                                 45%               46%               50%               46%
     Services and other                      55                54                50                54
                                         ------            ------            ------            ------
     Total revenues                         100               100               100               100
                                         ------            ------            ------            ------
Cost of revenues:
     License                                  2                 3                 3                 2
     Services and other                      30                42                26                38
                                         ------            ------            ------            ------
     Total cost of revenues                  32                45                29                40
                                         ------            ------            ------            ------
     Gross margin                            68                55                71                60
                                         ------            ------            ------            ------
Costs and expenses:
     Sales and marketing                     45                58                46                52
     Research and development                20                31                18                28
     General and administrative              14                14                14                13
                                         ------            ------            ------            ------
     Total operating expenses                79               103                78                93
                                         ------            ------            ------            ------
     Loss from operations                   (11)              (48)               (7)              (33)
Interest income, net                          3                --                 3                 1
Other expense, net                           --                (1)               (1)               --
                                         ------            ------            ------            ------
     Loss before income taxes                (8)              (49)               (5)              (32)
Provision for income taxes                   --                --                --                --
                                         ------            ------            ------            ------
     Net loss                                (8)%             (49)%              (5)%             (32)%
                                         ======            ======            ======            ======


REVENUES

The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training.

License Revenues. License revenues increased $482,000 or 8.6% from the second quarter of 1997 to the same period of 1998 and $896,000 or 7.3% from the first six months of 1997 to the same period of 1998. Sales to new customers accounted for 73% of revenues in the second quarter compared to 74% for the first quarter of 1998. New product sales accounted for 27% and 13% of sales in the first and second quarters of 1998, respectively. License revenues increased only slightly due to lower than expected sales during the second quarter of 1998. The lower sales volume is believed to be primarily the result of lower than expected product sales, and secondarily lower than expected sales into the pacific rim territory due to the economic downturn in that region.

Services and Other Revenues. Services and other revenues increased $464,000 or 6.8% from the second quarter of 1997 to the same period of 1998 and $3,216,000 or 26.9% from the first six months of 1997 to the same period of 1998. The growth in service and other revenue was primarily the result of an increase in the number and scope of consulting engagements and the additional revenue due to the aforementioned acquisitions of CFI and STI. Additionally, the Company's consulting organization has continued to grow to meet customer demand. The majority of services and other revenues in both periods came from consulting revenues.

COST OF REVENUES

Cost of License Revenues. Cost of license revenues increased $183,000 or 84.7% from the second quarter of 1997 to the same period of 1998 and decreased $70,000 or 11.3% from the first six months of 1997 to the same period of 1998. Cost of license revenues consists primarily of royalties paid to third party vendors, and expenses incurred for product media and duplication, shipping expenses, printing of manuals and packaging materials. The increase in the second quarter of 1998 was attributable to costs associated with the introduction of the Company's new Prism Warehouse Executive Suite. The decrease in cost of license revenue for the six month period was primarily the result of decreases in certain distribution costs, and media and duplication costs as well as a reduction in royalty payments and payments to marketing partners. The Company expects that the cost of license revenues will increase in absolute dollars as the Company licenses technology and products from third parties for which royalties are owed.

Cost of Services and Other Revenues. Cost of services and other revenues increased $1,804,000 or 48.0% from the second quarter of 1997 to the same period of 1998 and $4,281,000 or 67.1% from the first six months of 1997 to the same period of 1998. Cost of services and other revenues consists primarily of personnel related costs incurred in providing consulting and implementation services, telephone support and training to customers. The increase in cost of service and other revenues was primarily due to increased costs related to growth of the consulting organization and the use of contractors in the Company's consulting, customer support and training organizations. The Company expects that the cost of services and other revenues will increase in absolute dollars as the Company continues to add customers.

OPERATING EXPENSES

The growth in operating expenses occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels and the expansion of facilities. The ratio of operating expenses to total revenues was significantly impacted by the lower than expected sales during the second quarter of 1998.

Sales and Marketing. Sales and marketing expenses increased $2,291,000 or 41.8% from the second quarter of 1997 to the same period of 1998 and $3,476,000 or 31.1% from the first six months of 1997 to the same period of 1998. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel as well as promotional expenses. The increase in dollar amount in sales and marketing expenses from the second quarter of 1997 to the same period of 1998 was primarily due to the expansion of the Company's sales operations and the new product introduction. In addition, marketing activities, including trade shows and promotional expenses, increased from the same periods for 1997 as a result of the new product introductions. The percentage increase from 1997 to 1998 in sales and marketing expenses resulted primarily as a result of increases in salaries and benefits, resulting from higher staffing levels and the expansion of sales office facilities. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but decrease as a percentage of total revenues if the Company's total revenues continue to increase.

Research and Development. Research and development expenses increased by $1,685,000 or 67.4% from the second quarter of 1997 to the same period of 1998 and $3,506,000 or 79.6% from the first six months of 1997 to the same period of 1998. Research and development expenses consist primarily of salaries paid to the engineering staff. The increases in research and development expenses in absolute dollars and as a percentage of revenues from the second quarter of 1997 to the same period of 1998 were primarily attributable to increased staffing and associated support for software engineers required to expand and develop the Company's most recent product offerings. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive and, accordingly, the Company anticipates that research and development expenses will increase in absolute dollars but decrease as a percentage of total revenues if the Company's total revenues continue to increase.

General and Administrative. General and administrative expenses increased $43,000 or 2.4% from the second quarter of 1997 to the same period of 1998 and $277,000 or 8.3% from the first six months of 1997 to the same period of 1998. General and administrative expenses consist primarily of salary expenses for administrative and executive staff. These expenses increased from the second quarter of 1997 to the same period of 1998 primarily due to the Company's increased finance and information systems department staffing and equipment requirements. The Company expects that its general and administrative expenses will increase in absolute dollars and decrease as a percentage of revenues if the Company's total revenues continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments decreased to $10,618,000 as of June 30, 1998 from $21,706,000 as of December 31, 1997. The decrease was attributable primarily to the use of approximately $2,314,000 for the purchase of property and equipment, and the use of $9,726,000 in order to fund operations during the six month period ended June 30, 1998. As of June 30, 1998, the Company had $6,536,000 in cash and cash equivalents and $4,082,000 in short-term investments, which are classified as available for sale.

Although operating activities may provide cash in certain periods, to the extent the Company experiences continuing losses in the future as it has in the previous two quarters, the Company will need to obtain additional debt or equity financing which may not be available or may be dilutive.

The Company expects that capital expenditures will occur at a rate commensurate with the growth of the Company's employee base. As of June 30, 1998, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of non-cancelable operating leases on its facilities.

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


ADDITIONAL RISK FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Limited Operating History; History of Losses

The Company's limited operating history makes the forecast of future operations difficult. The Company has never been profitable on an annual basis and currently believes that it could continue to experience operating losses in the second half of 1998, and if it does incur these additional operating losses, the net result may be the use of the remaining available cash. Future operating results will depend on many factors, including the growth of the data warehousing market, the length of the sales cycle, the level of product and price competition, demand for the Company's products, transaction size, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, the ability to recruit and retain software engineers and other key personnel, general economic conditions and other factors.

Through the remainder of 1998, the Company will continue to make limited investments in the sales and consulting services functions, and to a lesser degree in customer services, marketing and research and development. The primary investments will be in the form of personnel additions to the Company's sales and consulting force worldwide. These additional expenses may adversely affect the Company's operating margin if there are no offsetting increases in revenues or reductions in other operating expenses.

Management of Growth and Integration of Acquired Companies

The Company has recently experienced a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. The further increase in the number of employees that is anticipated during the remainder of 1998 is limited to the sales and consulting services functions, and to a lesser degree in customer services, marketing and research and development. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve performance levels, the Company's business, operating results and financial condition could be adversely affected. The Company recently made acquisitions of other smaller software and consulting companies. Such acquisitions are expected to place further strains on the Company's administrative, financial and operational resources as the acquired technology and personnel are integrated into the Company. If the Company's management is unable to effectively integrate and assimilate such acquisitions, the Company's business, operating results and financial condition will be materially adversely affected.

Lengthy Sales Cycle

The licensing of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. Throughout 1997, the Company continued to experience longer sales cycles, which have continued through the second quarter of 1998. If the longer sales cycle persists or continues to lengthen, the Company's future financial performance will be materially adversely affected.

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

Product Concentration

Substantially all of the Company's revenues to date have been attributable to licenses for Prism Warehouse Executive, Prism Warehouse Directory and related services. The Company currently expects that revenue attributable to Prism Warehouse Executive and Prism Warehouse Directory, including maintenance and consulting services, will continue to account for a majority of the Company's total revenues. A decline in demand for or failure to achieve broad market acceptance of these products as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in license revenues from these products would also have a material adverse effect on sales of other Company products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new releases of Prism Warehouse Executive and Prism Warehouse Directory. There can be no assurance that the Company will continue to be successful in these or any new or enhanced products. Without customer acceptance of these products, the Company's future financial performance will be materially adversely affected.

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

Risks Associated with International Operations

Revenue generated outside of North America accounted for 23.5% and 33.7% of the Company's total revenues for 1997 and the second quarter of 1998, respectively. The Company intends to continue to expand its operations in Europe and into Asia and Latin America, which will require significant management attention and financial resources. The Company has experienced lower than expected revenues from customers within the Pacific Rim region which it believes are primarily attributable to the economic downturn within that region. There can be no assurance that the Company's efforts to develop international sales and support channels will be successful, and the failure of such efforts could have a material adverse effect on the Company's business, operating results and financial condition. International sales are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability.

Year 2000 Impact on Information Technology Budgets

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has recently commenced a program, to be substantially completed by the Spring of 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. In addition, the Company is considering converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. Software or systems which are deemed critical to the Company's business are scheduled to be Year 2000 compliant by the end of 1998. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations. The Company in its ordinary course of business tests and evaluates its own software products. The Company believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. To the extent the Company's software products are not fully Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. The Company's license agreements in most cases limit liability to prevent unlimited exposure from such claims. To date the Company has not identified a separate budget for investigating and remedying issues related to Year 2000 compliance whether involving the Company's own software products or the software or systems used in its internal operations. There can be no assurances that Company resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have an adverse effect on the Company's business, results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 5, 1997, a class action complaint styled Adler et al., v. Prism Solutions, Inc. et al., Case No. CV764547, was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP ("Milberg Weiss"), in Superior Court of the State of California, County of Santa Clara, against the Company, several of its current and former officers and directors and the underwriters of its initial public offering. The complaint (like all subsequently filed complaints) was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996, and alleged that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint sought damages in an unspecified amount. On August 6, 1997, the Superior Court entered an order sustaining demurrers to three California Corporation Code claims and a California Civil Code claim with leave to amend and to two Federal Securities Act of 1933 claims without leave to amend. On December 12, 1997, the plaintiff filed a first amended complaint which included a California Corporation Code
Section 25400 claim and the Federal Securities Act of 1993 claims against only the Company and certain of its current and former officers and directors. On March 2, 1998, the court sustained the individual officer and director defendants' demurrer with leave to amend as to the California Corporation Code claim and the Federal claims. The court overruled the Company's demurrer to both the California Corporation Code claim and the Federal claims. On December 24, 1997, Milberg Weiss filed a class action complaint in the United States District Court for the Northern District of California. This action named the Company and several current and former officers and directors as defendants, and was based on the same allegations as the earlier filed State Court action. In April 1998, the Federal Court action was dismissed. In March 1998, a new judge was assigned to the state court action. On March 12, 1998, plaintiffs filed a second amended state court complaint against the Company and certain of its officers and directors. In response, the Company filed a motion for reconsideration of the prior demurrer order which sustained plaintiffs' complaint against the Company and the individual defendants filed a demurrer. On June 4, 1998, the court sustained the individual defendants' demurrer to the California Corporation Code claim without leave to amend and to the Federal claims with leave to amend. The court also denied the Company's motion to reconsider the prior demurrer order. On June 30, 1998, plaintiffs filed a third amended complaint which alleges a California Corporations Code claim and the Federal Securities Act of 1933 claims against the Company and alleges the Federal claims against all but one of the same officers and director defendants. On July 31, 1998, the individual defendants filed a demurrer to the Federal claims. The court will decide this demurrer on September 29, 1998. The Company believes the remaining State Court action has no merit and intends to vigorously defend the action. The Company is also involved in other ongoing legal matters incidental to its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Equity Securities

On May 14, 1998, the Company issued an aggregate of 544,153 shares of its Common Stock to the stockholders of Systems Techniques, Inc. ("STI") in exchange for all of the outstanding capital stock of STI in connection with the acquisition of STI. The issuance of Common Stock was made in reliance on Section 4(2) of the Securities Act of 1933. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment who represented to the Registrant that the shares were being acquired for investment.

Use of Proceeds from Initial Public Offering

On March 14, 1996, the Company's registration statement on Form SB-2 (File No. 333-1180-LA) related to the initial public offering of the Company's Common Stock (the "Registration Statement") was declared effective by the Securities and Exchange Commission. The net offering proceeds to the Company after expenses was $35,718,369 (the "Offering Proceeds"). From the effective date of the Registration Statement to June 30, 1998, the Offering Proceeds have been used for the purposes listed below:

                                           Direct or indirect payments to                 Direct or indirect payments to others
                                           directors, officers, general partners
                                           of the Company or their associates;
                                           to persons owning ten (10) percent or
                                           more of any class of equity
                                           securities of the Company; and to
                                           affiliates of the Company
Construction of plant, building and
facility                                                      ----                                        $   59,572

Purchase and installation of machinery
and equipment                                                 ----                                         6,597,482

Repayment of indebtedness                                     ----                                           641,450

Acquired Businesses                                           ----                                         2,466,000

Working capital                                               ----                                        21,871,865

Purchase of short-term liquid securities                      ----                                         4,082,000
                                                                                                         -----------
                                                                                                         $35,718,369

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

          27.01          Financial Data Schedule - Form 10-Q dated June 30, 1998

    (b) Reports on Form 8-K. No reports were filed during the quarter ended June 30, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   August 13, 1998

                                        PRISM SOLUTIONS, INC.
                                        (Registrant)


                                        By:  /S/ WARREN M. WEISS
                                        ----------------------------------------
                                        Warren M. Weiss
                                        President and Chief Executive Officer


                                        By:  /S/ EARL C. CHARLES
                                        ----------------------------------------
                                        Earl C. Charles
                                        Chief Financial Officer

                              PRISM SOLUTIONS, INC.
                                INDEX TO EXHIBITS

      EXHIBIT
      -------
      27.01           FINANCIAL DATA SCHEDULE - Form 10-Q dated June 30, 1998