Form 10-Q
period 1998-09-30
PRISM SOLUTIONS INC
filed 1998-11-16
CIK 1008129

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

                        COMMISSION FILE NUMBER: 000-27774

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

                                 Yes [X] No [ ]

As of November 6, 1998, there were 18,701,138 shares of the Registrant's Common Stock outstanding.

================================================================================

                              PRISM SOLUTIONS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                             PAGE NO.
                                                                                             --------
ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

             Consolidated Balance Sheets
             December 31, 1997 and September 30, 1998.....................................       3

             Consolidated Statements of Operations
             Three months ended September 30, 1997 and September 30, 1998 and
             Nine months ended September 30, 1997 and September 30, 1998..................       4

             Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 1997 and September 30, 1998..................       5

             Notes to Consolidated Financial Statements...................................       6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................................       8

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................      13


                                      PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS............................................................      14

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS....................................      15

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.............................................      16

             SIGNATURES...................................................................      17

             INDEX TO EXHIBITS............................................................      18

PART I. FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PRISM SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,      SEPTEMBER 30,
                                                                 1997              1998
                                                               --------           --------
                                                                                (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                 $  6,351           $  3,022
     Short-term investments                                      15,355              1,006
     Accounts receivable, net                                    14,186             15,093
     Other receivables                                              650              1,025
     Prepaid expenses and other assets                              927                466
                                                               --------           --------
           Total current assets                                  37,469             20,612
Property and equipment, net                                       3,517              4,025
Other assets                                                      2,199              1,953
                                                               --------           --------
           Total assets                                        $ 43,185           $ 26,590
                                                               ========           ========


LIABILITIES
Current liabilities:
     Accounts payable                                          $  2,813           $  1,695
     Notes payable                                                  262                219
     Accrued commissions                                          1,169                749
     Accrued payroll and related                                  2,335              3,318
     Deferred revenue                                             5,221              5,411
     Other accrued liabilities                                    3,417              1,969
                                                               --------           --------
           Total current liabilities                             15,217             13,361
Other liabilities                                                   364                328
                                                               --------           --------
           Total liabilities                                     15,581             13,689
                                                               --------           --------
Contingencies (Note 3)


STOCKHOLDERS' EQUITY
Common stock                                                         18                 19
Additional paid-in capital                                       57,380             58,834
Other Comprehensive Losses                                          (29)                (5)
Receivables from stockholders                                       (90)                --
Accumulated deficit                                             (29,675)           (45,947)
                                                               --------           --------
           Total stockholders' equity                            27,604             12,901
                                                               --------           --------
           Total liabilities and stockholders' equity          $ 43,185           $ 26,590
                                                               ========           ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                                   ---------------------------           ---------------------------
                                                     1997               1998               1997               1998
                                                   --------           --------           --------           --------
                                                           (UNAUDITED)                           (UNAUDITED)
Revenues:
     License                                       $  5,356           $  4,770           $ 17,552           $ 17,863
     Services and other                               7,664              7,041             19,628             22,220
                                                   --------           --------           --------           --------
     Total revenues                                  13,020             11,811             37,180             40,083
                                                   --------           --------           --------           --------

Cost of revenues:
     License                                            347                318                950                866
     Services and other                               4,289              5,784             10,683             16,445
                                                   --------           --------           --------           --------
     Total cost of revenues                           4,636              6,102             11,633             17,311
                                                   --------           --------           --------           --------

     Gross margin                                     8,384              5,709             25,547             22,772
                                                   --------           --------           --------           --------

Costs and expenses:
     Sales and marketing                              6,258              7,275             17,445             21,937
     Research and development                         3,123              3,936              7,526             11,845
     General and administrative                       1,679              1,704              5,030              5,330
     Purchased-in-process technology                  8,558                 --              8,558                 --
                                                   --------           --------           --------           --------
     Total operating expenses                        19,618             12,915             38,559             39,112
                                                   --------           --------           --------           --------
     Loss from operations                           (11,234)            (7,206)           (13,012)           (16,340)

Interest income, net                                    371                 62              1,281                334
Other income (expense), net                              37                (53)              (145)              (104)
                                                   --------           --------           --------           --------
     Loss before income taxes                       (10,826)            (7,197)           (11,876)           (16,110)
Provision for income taxes                              (15)               (27)               (85)              (162)
                                                   --------           --------           --------           --------
     Net loss                                      $(10,841)          $ (7,224)          $(11,961)          $(16,272)
                                                   ========           ========           ========           ========

Comprehensive loss, net                            $(10,841)          $ (7,229)          $(11,979)          $(16,296)
                                                   ========           ========           ========           ========

     Basic loss per share                          $  (0.62)          $  (0.39)          $  (0.71)          $  (0.88)
                                                   ========           ========           ========           ========

     Shares used in per share calculation            17,549             18,593             16,961             18,402
                                                   ========           ========           ========           ========

     Dilutive loss per share                       $  (0.62)          $  (0.39)          $  (0.71)          $  (0.88)
                                                   ========           ========           ========           ========

     Shares used in per share calculation            17,549             18,593             16,961             18,402
                                                   ========           ========           ========           ========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               ---------------------------
                                                                                 1997               1998
                                                                               --------           --------
                                                                                      (UNAUDITED)
Cash flows from operating activities:
     Net cash used in operating activities                                     $ (5,805)          $(16,207)
                                                                               --------           --------

Cash flows from investing activities:
     Purchase of in-process technology and assets, net of cash acquired          (2,466)                --
     Purchases of property and equipment                                         (2,049)            (3,016)
     Purchases of short-term investments                                             --             (5,122)
     Maturities of short-term investments                                         4,118             19,471
                                                                               --------           --------
           Net cash (used in) provided by investing activities                     (397)            11,333
                                                                               --------           --------

Cash flows from financing activities:
     Payments received on receivables from stockholders                              14                 90
     Proceeds from employee stock purchase plan                                     864              1,019
     Proceeds from the exercise of employee stock options                           176                505
     Payment of preferred stock dividend of acquired company                         --                (69)
     Repurchase of common stock                                                  (2,014)                --
                                                                               --------           --------
           Net cash (used in) provided by financing activities                     (960)             1,545
                                                                               --------           --------

Net decrease in cash and cash equivalents                                        (7,162)            (3,329)
Cash and cash equivalents at beginning of year                                   14,844              6,351
                                                                               --------           --------
Cash and cash equivalents at end of period                                     $  7,682           $  3,022
                                                                               ========           ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS.

                              PRISM SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements at September 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 1997 and the nine months ended September 30, 1998. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998. The previous year end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The Company has sustained recurring losses related primarily to the costs associated with the development and marketing of its products and lower than anticipated new product sales. Management is actively pursuing additional financing and has implemented certain cost reduction and cost containment measures including reductions in its employee base. In the event that management is unable to raise additional funds in the near term, operating activities may be significantly curtailed.

2. BASIC AND DILUTED INCOME/(LOSS) PER SHARE

Basic and Diluted income/(loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the September 30, 1998 and 1997 computations, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Common equivalent shares that could potentially dilute earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 1,285,699 and 1,021,363, for the three and nine month periods ending September 30, 1997 and 434,367 and 782,462 for the three and nine month periods ending September 30, 1998, respectively.

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ---------------------------           ---------------------------
                                                          1997               1998               1997              1998
                                                        --------           --------           --------           --------
                                                                (UNAUDITED)                           (UNAUDITED)
BASIC EPS:

Net loss                                                $(10,841)          $ (7,224)          $(11,961)          $(16,272)

Denominator: Average common shares outstanding            17,549             18,593             16,961             18,402
                                                        --------           --------           --------           --------

Net loss per share (basic)                              $  (0.62)          $  (0.39)          $  (0.71)          $  (0.88)

DILUTED EPS:

Denominator: Average common shares outstanding            17,549             18,593             16,961             18,402
                                                        --------           --------           --------           --------

Common equivalent shares outstanding (options)                --                 --                 --                 --
                                                        --------           --------           --------           --------

Total shares                                              17,549             18,593             16,961             18,402
                                                        --------           --------           --------           --------

Net loss per share (dilutive)                           $  (0.62)          $  (0.39)          $  (0.71)          $  (0.88)


3.    CONTINGENCIES

See Item 1.  Legal Proceedings.

4.  OTHER MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenues, the cost of those revenues, operating expenses, capital expenditures, investment strategy and the sufficiency of financial resources to support future operations and investments. Such statements are based on current expectations that involve risks and uncertainties, including those discussed below and under the heading Additional Risk Factors That Might Affect Future Results, as well as those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which are herein incorporated by reference, that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


OVERVIEW
Incorporated in California in March 1991 and reincorporated in Delaware in January 1996, Prism Solutions, Inc. pioneered the data warehousing market to help companies understand, manage and use information effectively. Today, Prism provides comprehensive solutions to deliver business intelligence applications. Through the end of 1992, the Company was in the development stage and was engaged primarily in research and development and the establishment of a sales and marketing infrastructure. The Company began shipping its principal products, Prism Warehouse Manager(TM) and Prism Directory Manager(TM), in December 1992 and April 1995, respectively. In December 1996, Prism Warehouse Manager and Prism Directory Manager were replaced with Prism Warehouse Executive(TM) and Prism Warehouse Directory(TM), respectively, as the Company's next generation software. In the fourth quarter of 1996, Prism also completed the first transactions for Iterations(R), its consulting methodology. Over the course of 1997 Prism introduced additional components to its core products. These included Prism Schedule Manager for operational planning and deployment, Prism Quality Manager(TM) for auditing and improving data quality, Prism Fastload(TM) replication offerings, and Prism Web Access(TM) for warehouse navigation and data delivery. In the first quarter of 1998, Prism complemented its Warehouse development solutions by offering its Customer Relationship Management System (through the acquisition of Customer Focus International). This offering consists of comprehensive data models, analytical and sales development applications for customer relationship management in the financial services industry. In April 1998, the Company introduced the Prism Executive Suite(TM) which consists of Prism Warehouse Executive, Prism Warehouse Directory and Prism Quality Manager. Most recently, through the acquisition of Systems Techniques, Inc., the Company enhanced its ability of delivering greater business value to customers through vertical data warehousing solutions by the establishment of a data warehousing Center of Excellence for the healthcare industry. The Company's total revenues to date have been derived from software license revenues and consulting services revenues. Software license revenue accounted for 46% of total revenues in 1997 and 45% of total revenues in the first nine months of 1998. Services and other revenues accounted for the remaining revenues in 1997 and the first nine months of 1998. The Company's core data warehouse products are primarily enterprise related and they require a significant amount of consulting and implementation time from qualified personnel. Because many companies are experiencing increased demands for other Information Technology projects, most companies are outsourcing the implementation of data warehouse projects. Accordingly, the Company believes that the consulting services component of its business will continue to be a significant portion of total revenues, with the balance derived from license fees and the related maintenance revenue.

The following table sets forth operating results as a percentage of total revenues for the three month and nine month periods ended September 30, 1997 and 1998:



                                            PERCENTAGE OF TOTAL REVENUES              PERCENTAGE OF TOTAL REVENUES
                                                 THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                    SEPTEMBER 30,                             SEPTEMBER 30,
                                      ----------------------------------------  ---------------------------------
                                              1997                 1998                 1997            1998
                                      -------------------  -------------------  -------------------  ------------
                                          (unaudited)          (unaudited)          (unaudited)       (unaudited)
Revenues:
     License                                    41%                  40%                  47%                  45%
     Services and other                         59                   60                   53                   55
                                             -----                -----                -----                -----
     Total revenues                            100                  100                  100                  100
                                             -----                -----                -----                -----
Cost of revenues:
     License                                     3                    3                    2                    2
     Services and other                         33                   49                   29                   41
                                             -----                -----                -----                -----
     Total cost of revenues                     36                   52                   31                   43
                                             -----                -----                -----                -----
     Gross margin                               64                   48                   69                   57
                                             -----                -----                -----                -----
Costs and expenses:
     Sales and marketing                        48                   62                   47                   55
     Research and development                   24                   33                   20                   30
     General and administrative                 12                   14                   14                   13
     Purchased-in-process technology            66                    -                   23                    -
                                             -----                -----                -----                -----
     Total operating expenses                  150                  109                  104                   98
                                             -----                -----                -----                -----
     Loss from operations                      (86)                 (61)                 (35)                 (41)
Interest income, net                             3                    -                    3                    -
Other expense, net                               -                    -                    -                    -
                                             -----                -----                -----                -----
     Loss before income taxes                  (83)                 (61)                 (32)                 (41)
Provision for income taxes                       -                    -                    -                    -
                                             -----                -----                -----                -----
     Net loss                                  (83)%                (61)%                (32)%                (41)%
                                             =====                =====                =====                =====

REVENUES
The Company's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training.

License Revenues. License revenues decreased $586,000 or 11% from the third quarter of 1997 to the same period of 1998 and increased $311,000 or 2% from the first nine months of 1997 to the same period of 1998. Sales to new customers accounted for 68% of revenues in the third quarter of 1998 compared to 73% for the second quarter of 1998. New product sales accounted for 27%, 13% and 12% of sales in the first, second and third quarters of 1998, respectively. The lower sales volume in the third quarter of 1998 compared to the same period of 1997, is primarily the result of lower than expected new product sales, and, to a lesser extent, lower than expected sales into the Pacific Rim territory due to the economic downturn in that region. During the first nine months of 1998, license revenues increased only slightly due to lower than expected sales primarily in North America and Asia Pacific.

Services and Other Revenues. Services and other revenues decreased $623,000 or 8% from the third quarter of 1997 to the same period of 1998 and increased $2,592,000 or 13% from the first nine months of 1997 to the same period of 1998. The decrease in services and other revenue for the third quarter of 1998 compared to 1997 is primarily the result of lower than expected consulting revenues from acquired entities. The growth in service and other revenue during the first nine months of 1998 compared to 1997 was primarily the result of an increase in the number and scope of consulting engagements and the additional revenue due to the acquisitions of CFI and STI earlier in fiscal 1998. Additionally, the Company's consulting organization has continued to grow to meet customer demand. The majority of services and other revenues in both periods came from consulting revenues.

COST OF REVENUES
Cost of License Revenues. Cost of license revenues decreased $29,000 or 8% from the third quarter of 1997 to the same period of 1998 and $84,000 or 9% from the first nine months of 1997 to the same period of 1998. Cost of license revenues consists primarily of royalties paid to third party vendors, and expenses incurred for product media and duplication, shipping expenses, printing of manuals and packaging materials. The decrease in cost of license revenue for the three and nine month periods was primarily the result of decreases in certain distribution costs, and media and duplication costs as well as a reduction in royalty payments and payments to marketing partners. The Company expects that the cost of license revenues will increase in absolute dollars as the Company licenses technology and products from third parties for which royalties are owed.

Cost of Services and Other Revenues. Cost of services and other revenues increased $1,495,000 or 35% from the third quarter of 1997 to the same period of 1998 and $5,762,000 or 54% from the first nine months of 1997 to the same period of 1998. Cost of services and other revenues consists primarily of personnel related costs such as salary expense and non-recoverable travel expenses incurred in providing consulting and implementation services, telephone support and training to customers. The increase in cost of service and other revenues was primarily due to increased costs related to growth of the consulting organization and the use of contractors in the Company's consulting, customer support and training organizations. The Company expects that the cost of services and other revenues will increase in absolute dollars as the Company continues to add customers.

OPERATING EXPENSES
The growth in operating expenses occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels and the expansion of facilities. The ratio of operating expenses to total revenues was significantly impacted by the lower than expected sales during the third quarter of 1998. The Company has recently conducted a reduction in force which should result in lower operating expenses in subsequent quarters. However, should the Companies revenues grow substantially, staff levels may be higher and operating expenses may increase.

Sales and Marketing. Sales and marketing expenses increased $1,017,000 or 16% from the third quarter of 1997 to the same period of 1998 and $4,492,000 or 26% from the first nine months of 1997 to the same period of 1998. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel as well as promotional expenses. The increase in dollar amount in sales and marketing expenses from the third quarter of 1997 to the same period of 1998 was primarily due to the expansion of the Company's sales operations and new product introductions. In addition, marketing activities, including trade shows and promotional expenses, increased from the same periods for 1997 as a result of the new product introductions. The percentage increase from 1997 to 1998 in sales and marketing expenses resulted primarily as a result of increases in salaries and benefits, resulting from higher staffing levels and the expansion of sales office facilities. The Company expects that sales and marketing expenses will be lower in absolute dollars in the fourth quarter due to its cost reduction program and decrease as a percentage of total revenues if the Company's total revenues increase.

Research and Development. Research and development expenses increased by $813,000 or 26% from the third quarter of 1997 to the same period of 1998 and $4,319,000 or 57% from the first nine months of 1997 to the same period of 1998. Research and development expenses consist primarily of salaries paid to the engineering staff. The increase in research and development expenses in absolute dollars and as a percentage of revenues from the third quarter of 1997 to the same period of 1998, were primarily attributable to increased staffing and associated support for software engineers required to expand and develop the Company's most recent product offerings. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. The Company believes that a significant level of investment for research and development is required to remain competitive. However, the Company anticipates that research and development expenses will be lower in absolute dollars in the fourth quarter due to its cost reduction program and decrease as a percentage of total revenues if the Company's total revenues increase.

General and Administrative. General and administrative expenses increased $25,000 or 1% from the third quarter of 1997 to the same period of 1998 and $300,000 or 6% from the first nine months of 1997 to the same period of 1998. General and administrative expenses consist primarily of salary expenses for administrative and executive staff. These expenses increased from the third quarter of 1997 to the same period of 1998 primarily due to the Company's increased finance and information systems department staffing and equipment requirements. The Company expects that its general and administrative expenses will be lower in absolute dollars in the fourth quarter due to its cost reduction program and decrease as a percentage of revenues if the Company's total revenues increase.

Purchased-in-process technology. During the third quarter of 1997, the Company incurred a one time charge of $8.5 million for the write-off of purchased-in-process technology related to the aforementioned acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents and short-term investments decreased to $4,028,000 as of September 30, 1998 from $21,706,000 as of December 31, 1997.
The decrease was attributable primarily to the use of approximately $3,016,000 for the purchase of property and equipment, and the use of $16,207,000 in order to fund operations during the nine month period ended September 30, 1998. As of September 30, 1998, the Company had $3,022,000 in cash and cash equivalents and $1,006,000 in short-term investments, which are classified as available for sale.

Although operating activities may provide cash in certain periods, to the extent the Company experiences continuing losses in the future as it has in the previous three quarters, the Company will need to obtain additional debt or equity financing which may not be available or, if available, may not be on favorable terms or may be dilutive.

The Company expects that capital expenditures will occur at a rate commensurate with the growth of the Company's employee base. As of September 30, 1998, the Company had no material commitments to make capital expenditures. The Company's principal commitments consisted of non-cancelable operating leases on its facilities.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

The Company believes, based on its current operating levels and cost reduction and containment efforts, that it has sufficient cash resources at September 30, 1998 for operating activities through fiscal 1999. In the event the Company is unable to turn around its financial performance of previous quarters it will require additional resources. The Company is, therefore, aggressively pursuing financing alternatives. There can be no assurance, however, that the Company will obtain additional financing or achieve sufficient cost reductions. In the event that management is unable to raise additional funds in the near term, operating activities may be significantly curtailed.

ADDITIONAL RISK FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Limited Operating History; History of Losses
The Company's limited operating history makes the forecast of future operations difficult. The Company has never been profitable on an annual basis and currently believes that it could continue to experience operating losses in the fourth quarter of 1998, and if it does incur these additional operating losses, the net result may be the use of the remaining available cash. Future operating results will depend on many factors, including the growth of the data warehousing market, the length of the sales cycle, the level of product and price competition, demand for the Company's products, transaction size, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to support and maintain existing products, develop and market new products and control costs, the ability to recruit and retain software engineers and other key personnel, general economic conditions and other factors.

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

Integration of Acquired Companies
The Company recently made acquisitions of other smaller software and consulting companies. Such acquisitions are expected to place further strains on the Company's administrative, financial and operational resources as the acquired technology and personnel are integrated into the Company. If the Company's management is unable to effectively integrate and assimilate such acquisitions, the Company's business, operating results and financial condition will be materially adversely affected.

Lengthy Sales Cycle and Allocation of Customer Budgets
The licensing of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. Throughout 1997, the Company continued to experience longer sales cycles, which have continued through the third quarter of 1998. If the longer sales cycle persists or continues to lengthen, the Company's future financial performance will be materially adversely affected. In addition, customer software budgets are currently focused on Year 2000 and enterprise resource planning (ERP) projects, which are delaying investments in warehousing initiatives that are not mission-critical. Significant delays in decisions to purchase data warehouse software could have a material adverse impact on the Company's revenue growth.

Competition
The data warehouse market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope of the products and services they offer. The Company encounters competition from a number of sources, including management information systems departments of customers and potential customers. The most active competitors to the Company's development solutions for warehousing are Evolutionary Technologies International, Informatica, Apertus Carleton Corporation, PLATINUM technology, inc. and several other small, private companies. The Company expects to experience additional competition from other established and emerging software companies, including some of the Company's current marketing partners. Increased competition could result in the lengthening of sales cycles and price reductions, and could result in reduced transaction sizes, fewer customer orders, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Over time, the Company expects competitors to emerge in the Customer Relationship Management segment as well.

Product Concentration
Substantially all of the Company's revenues to date have been attributable to licenses for Prism Warehouse Executive, Prism Warehouse Directory and related services. The Company currently expects that revenue attributable to Prism Warehouse Executive and Prism Warehouse Directory, including maintenance and consulting services, will continue to account for a majority of the Company's total revenues. A decline in demand for or failure to achieve broad market acceptance of these products as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in license revenues from these products would also have a material adverse effect on sales of other Company products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new releases of Prism Warehouse Executive and Prism Warehouse Directory. New product sales in the current and previous quarter have been lower than anticipated primarily due to the economic downturn in the Asia Pacific region and due to the allocation of customer budgets as noted above. There can be no assurance that the Company will continue to be successful in these or any new or enhanced products. Without customer acceptance of these products, the Company's future financial performance will be materially adversely affected.

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

Risks Associated with International Operations
Revenue generated outside of North America accounted for 23.5% and 36.1% of the Company's total revenues for fiscal 1997 and the first nine months of 1998, respectively. The Company intends to continue to expand its operations in Europe and into Asia and Latin America, which will require significant management attention and financial resources. The Company has experienced lower than expected revenues from customers within the Pacific Rim region which it believes are primarily attributable to the economic downturn within that region. Uncertainty surrounding global economic conditions could have a material adverse impact on the Company's revenues. There can be no assurance that the Company's efforts to develop international sales and support channels will be successful, and the failure of such efforts could have a material adverse effect on the Company's business, operating results and financial condition. International sales are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability.

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

The Company has recently commenced a program, to be substantially completed by the end of the fourth quarter of 1998, to review the Year 2000 compliance status of the software and systems used in its internal business processes and to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. Software or systems which are deemed critical to the Company's business are scheduled to be Year 2000 compliant by the end of 1998. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations. The Company has not completed its analysis of these potential costs. Additionally, the Company does not yet have a documented contingency plan to address the year 2000 issues should any of these efforts to become compliant fail.

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

In March, 1998 a new judge was assigned to the state court action. On March 12, 1998, plaintiffs filed a second amended state court complaint against the Company and certain of its officers and directors. In response, the Company filed a motion for reconsideration of the prior demurrer order which sustained plaintiffs' complaint against the Company and the individual defendants filed a demurrer. On June 4, 1998, the Court sustained the individual defendants' demurrer to the California Corporation Code claim without leave to amend and to the Federal claims with leave to amend. The Court also denied the Company's motion to reconsider the prior demurrer order.

On June 30, 1998, plaintiffs filed a third amended complaint which alleges a California Corporations Code claim and the Federal Securities Act of 1933 claims against the Company and alleges the Federal claims against all but one of the same officers and director defendants. On August 3, 1998, the individual defendants filed a demurrer to the Federal claims, which the Court overruled on September 29, 1998. On October 30, 1998, the Company and the four remaining individual defendants filed a joint answer to the third amended complaint. The Company believes the third amended complaint's claims have no merit and intends to vigorously defend the State Court action. The Company is also involved in other ongoing legal matters incidental to its business.

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

From the effective date of the Registration Statement to September 30, 1998, the Offering Proceeds have been used for the purposes listed below:

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
Construction of plant, building and
facility                                                    ____                             $    59,572

Purchase and installation of machinery
and equipment                                               ____                               7,299,482

Repayment of indebtedness                                   ____                                 710,450

Acquired Businesses                                         ____                               2,466,000

Working capital                                             ____                              24,176,865

Purchase of short-term liquid securities                    ____                               1,006,000

                                                                                             -----------
                                                                                             $35,718,369

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

     27.01  Financial Data Schedule
     10.19  Employment Agreement with Michael O. Hunt dated September 29, 1998

    (b) Reports on Form 8-K. No reports were filed during the quarter ended September 30, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   November 16, 1998

                                            PRISM SOLUTIONS, INC.
                                            (Registrant)

                                            By:  /s/ WARREN M. WEISS
                                            ------------------------------------
                                            Warren M. Weiss
                                            President and Chief Executive
                                            Officer

                                            By:  /s/ EARL C. CHARLES
                                            ------------------------------------
                                            Earl C. Charles
                                            Chief Financial Officer

                              PRISM SOLUTIONS, INC.
                                INDEX TO EXHIBITS

     EXHIBIT
     -------
      27.01           FINANCIAL DATA SCHEDULE

      10.19           Employment Agreement with Michael O. Hunt dated September 29, 1998