Form 10-K
period 1998-12-31
PRISM SOLUTIONS INC
filed 1999-03-30
CIK 1008129

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting Common Stock held by non-affiliates of the Registrant as of January 31, 1999 was approximately $17,261,354. Shares of Common Stock held by each executive, director and 5% or greater shareholder have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Company has not issued any shares of non-voting common equity.

     As of January 31, 1999, there were approximately 18,769,149 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement in connection with the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PRISM SOLUTIONS, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                    PART I.

                                                                         PAGE
                                                                         NO.
                                                                         ----
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    5
Item 3.    Legal Proceedings...........................................    5
Item 4.    Submission of Matters to a Vote of Security Holders.........    6
Item 4A.   Executive Officers of the Registrant........................    7
                                  PART II.
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    8
Item 6.    Selected Consolidated Financial Data........................    9
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   10
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................   15
Item 8.    Financial Statements and Supplementary Data.................   16
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures.................................   36
                                  PART III.
Item 10.   Directors and Executive Officers of Registrant..............   37
Item 11.   Executive Compensation......................................   37
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   37
Item 13.   Certain Relationships and Related Transactions..............   37
                                  PART IV.
Item 14.   Exhibits, Financial Statement Schedule and Reports on Form
             8-K.......................................................   38
Signatures.............................................................   41

                                     PART I

ITEM 1. BUSINESS

     Prism Solutions, Inc. pioneered the data warehouse market and today provides a wide range of products and services to help companies understand, manage and use information effectively. Through the end of 1992, Prism was engaged primarily in research and development and the establishment of a sales and marketing infrastructure. From 1992 to 1995, Prism began shipping the first generation of its principal products, Prism(R) Warehouse Manager(TM) and Prism Directory Manager(TM). In December 1996, Prism replaced those products with its next generation software, Prism Warehouse Executive(TM) and Prism Warehouse Directory(TM). Since then, Prism has introduced many new products and services. With each new product and service offering Prism has enhanced its core products and expanded its sales into new industry sectors.

PRODUCTS AND SERVICES

  THE PRISM EXECUTIVE SUITE

     The Prism Warehouse Executive is an integrated set of software tools which allows users to manipulate the flow of data from multiple sources into a target data warehouse through a simple to use point-and-click interface. With Prism Warehouse Executive, the user can create reports and documents that provide an overview of a project's structure and help the user to see the data warehouse or data mart construction process. Prism Warehouse Executive extracts and integrates data from mainframes and databases which are utilized in the UNIX operating system. Built-in features allow users to convert and summarize data and to develop a consistent historical perspective of their information.

     Prism Warehouse Executive has many unique features and is widely adaptable to various uses. One feature of Prism Changed Data Capture(TM), allows users to detect changes to information in various applications and to transform and load these changes into the data warehouse. Another feature, Prism Schedule Manager, provides support for planning, scheduling and managing the processes of converting and loading data into the data warehouse. Two other features, Prism FastLoad and FastUpdate(TM), allow the reproduction and movement of data between databases to prevent an imbalance of data among various data sources and to allow for the creation of data marts.

     Prism Warehouse Executive's components share common data, known as meta data. Sharing this meta data enables users to move quickly and easily from planning and design to actual warehouse implementation. Once the warehouse is constructed, the meta data serves as the basis for generating programs to integrate, transform and move particular data to the appropriate warehouse database.

     The meta data collected by Prism Warehouse Executive is stored in the Prism Warehouse Directory, which integrates and manages information about warehouse changes across the computing enterprise. Developers use this meta data to manage construction of data warehouses, while users rely on meta data to help them navigate and access business information. Prism Warehouse Directory's meta data can be read by a variety of software packages and industry-standard Web browsers, giving users a choice as to how to access to warehoused information.

     Complementing Prism Warehouse Executive and Directory, Prism offers Prism Quality Manager. This product allows customers to analyze and manage the accuracy of data as it moves from one application to another and to monitor the quality of data in the warehouse. Prism Quality Manager shortens the warehouse development cycle and improves overall information accuracy. Prism Quality Manager can also be used to improve quality in application conversions or overhauls of existing operational systems.

  SUPPORT OF SAP PRODUCTS

     Prism offers a host of products and services targeted to the needs of customers of SAP, a German software company that markets enterprise resource information systems. One common problem SAP customers often face is the difficulty of converting data from legacy databases for SAP R/3 applications. To meet this need, Prism offers Prism Warehouse Executive Target Module. Prism also offers Quality Manager, a product that evaluates, cleans and prepares data for SAP R/3 implementations. Prism offers its Warehouse Executive Source Module for R/3 that allows users to move information from SAP R/3 systems into a data warehouse. Finally, Prism offers its Warehouse Executive Target Module for SAP's Business Warehouse that allows users to migrate legacy data into SAP's Business Warehouse.

CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS FOR THE FINANCIAL SERVICES INDUSTRY

     Prism's Customer Relationship Management System is a product which allows businesses to maintain complete customer profiles containing demographic, product and service information. Customer Relationship Management System is the only product in the industry which combines customer relationship management and marketing automation applications. The system collects and standardizes information which can then be analyzed or used to support customer service functions. Ultimately, the system enables financial institutions to take specific steps to improve customer service, sales performance, customer retention and profitability. Campaign Advisor(TM) is a product which enables financial institutions to implement appropriate product and service portfolios for their customers. Campaign Advisor allows financial institutions to analyze and predict future profitability.

IMPLEMENTATION AND CONSULTING SERVICES

     Prism designs and installs its products and offers long-term consulting services to its customers. Product design and installation are a standard component of the license and delivery process. This on-site contact enhances the likelihood that customers will be satisfied with Prism's products. The design and installation process lasts approximately two weeks and is delivered by a systems engineering team familiar to the customer. The process includes an on-site planning session, product training, a detailed design session and implementation of a prototype or limited-scope data warehouse.

     Prism guides its users through the process of implementing and utilizing its data warehouse products and services through Iterations(R), its consulting methodology. Iterations shows customers the various steps and time required to build effective data warehouses. Iterations guides users through all phases of the process of implementing the data warehouse, from the startup phase to analysis and design; to construction, testing and implementation; then returning to evaluation and management of the subsequent version.

     Prism offers executive briefings, technical publications and seminars worldwide to educate the market about the benefits and payback of data warehousing. Additionally, Prism publishes a series of newsletters that provide in-depth information on data warehousing strategy and implementation.

PRODUCT DEVELOPMENT

     Prism intends to expand its existing product offerings and to introduce new data warehouse software products. To date, Prism has relied primarily on internal development of its products, but expects that it will also license or acquire technology or products from third parties or consultants. Prism intends to continue to support industry standard operating environments, client-server architectures and databases.

     Prism is currently rewriting its software code base and plans to incrementally incorporate the new code into its products over the next two years. The first product element to incorporate the new code base was the point-and-click user interface, which was introduced as part of Prism Warehouse Executive in the fourth quarter of 1996. Prism believes that the new code base will add functionality and ease of use to its products.

     As of December 31, 1998, Prism's product development staff consisted of 61 full-time equivalent employees. Prism's total expenses for product development for 1996, 1997 and 1998 were $6,974,000, $11,068,000 and $14,492,000, respectively. Prism anticipates that it will continue to commit substantial resources to product development in the future. To date, Prism has not capitalized any software development costs as such costs required to be capitalized have been immaterial.

     The market for data warehouse software products changes rapidly due to constant improvements in computer hardware and software. Prism's success in the future will depend upon its ability to deliver its new code base, maintain competitive technologies, enhance its current products and develop new products in a timely and cost-effective manner. Prism may not be able to develop and market product enhancements or new products. Even if Prism develops and markets those products, they may not be accepted by customers. In the past, Prism has experienced delays in the development and introduction of new products and product enhancements. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. If Prism fails to anticipate or to respond adequately to changing market conditions, or if significant delays in product development or introduction occur, customers could decide to delay or decide against purchases of Prism's products. That could have a substantial negative impact on Prism's business, operating results and financial condition.

SALES, MARKETING AND CUSTOMER SUPPORT

     Prism markets its software and services primarily through a direct sales organization and, to a lesser extent, through third-party distributors and other indirect sales channels. Prism employs skilled engineers and technically proficient salespersons capable of serving the needs of its customers. In addition to its direct sales efforts, Prism utilizes advertising, direct mail and public relations programs, participates in numerous industry trade shows and, individually or with others, organizes seminars and conferences to promote the adoption of its products and methodologies. Prism currently has domestic offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, as well as Orange, California, Little Falls, New Jersey and Washington, D.C. In addition, Prism has offices in Reading, United Kingdom; Paris, France; Munich, Germany; Madrid, Spain; Toronto, Canada; Hoofddorp, Netherlands; Auckland, New Zealand; Melbourne, Australia; and Singapore. Field offices are staffed with both sales and technical pre-sales representatives.

     Prism has also developed indirect distribution and marketing channels with vendors whose products fit strategically with those of Prism. Prism believes that in order to provide the most comprehensive and competitive data warehouse management solutions, it will be necessary to develop, maintain and enhance close associations with software and hardware vendors. Prism currently has marketing relationships with over 20 software and hardware vendors and several systems integrators. However, Prism may not be able to maintain these existing relationships or enter into new relationships, which could adversely affect the compatibility of Prism's products with other software and hardware. The failure to maintain or enter into these relationships could also have a negative impact on the timing of bringing new and enhanced products into the marketplace and could affect Prism's ability to use third party distribution channels and decrease its market presence.

     Prism engages distributors to serve international markets in which Prism typically does not have a direct sales presence. Prism's current distributors sublicense Prism's products in Belgium, Brazil, Denmark, Israel, Italy, Japan, Korea, Luxembourg, the Netherlands, New Zealand, Portugal, South Africa, Spain, Sweden and Venezuela. These distributors license Prism's products and relicense them to third parties at a discount. These distributors may also provide training and consulting services to users. Prism intends to expand its operations in Europe, North America, Latin America and Asia, which will require significant management attention and financial resources. Prism commits significant resources to developing international sales and support channels and opening international sales offices. The failure of those efforts could substantially harm Prism's business, operating results and financial condition.

     Prism believes that its customer service and technical support are crucial to its marketing efforts and to the establishment of long-term customer relationships. Prism offers its licensees periodic product updates and post-sales technical assistance via telephone hotline, Web and fax. Almost all of Prism's licensees opt for annual maintenance contracts at the time they enter into their initial license agreement. Annual maintenance fees generally account for 15% of all fees for a given license agreement. Prism also offers installation, consulting, education and training services on a fee basis to assist customers implement their data warehouses. Prism's distributors offer first-level customer support to their customers, while relying on Prism for any additional support, as needed.

     Prism generally ships its products as orders are received. As a result, Prism has relatively little backlog at any given time. Therefore, backlog is not a meaningful indicator of future performance. Prism's sales cycle ranges from three months to over a year, depending on the size of the transaction, the length of the customer relationship, the timing of new product releases, the level of sales management activity and general economic conditions.

     Historically, a substantial majority of Prism's revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of such revenues in the last two weeks of the third month. Because of the relatively large dollar size of Prism's typical software license, any delay in the closing of a transaction can have a significant impact on Prism's operating results for a particular period.

     At December 31, 1998, Prism had more than 400 active customers, some with multiple installations. No customer accounted for more than 10% of Prism's total revenues in fiscal 1996, 1997 or 1998.

COMPETITION

     The data warehouse market is intensely competitive and subject to rapid change. Competitors vary in size and scope of the products and services they offer. Prism encounters competition from a number of sources, including internal information systems departments of customers and potential customers. The most active competitors to Prism's data warehouse products and services are Evolutionary Technologies International, Apertus Carleton Corporation, and PLATINUM technology, inc. The most active competitors to the Prism data mart products and services are Informatica and several other small, private companies. Prism expects to experience additional competition from other established and emerging software companies, including some of Prism's current marketing partners. Due to increased competition, Prism has had to lengthen sales cycles and reduce prices. These circumstances could result in reduced transaction sizes, fewer customer orders, reduced gross margins and loss of market share. The end result could be a negative impact on Prism's business, operations and financial condition.

     Prism believes that the principal competitive factors affecting the data warehouse market include technical performance, company reputation, reliability and compatibility of products, customer service and price. Prism may not be successful in competing in the future with respect to these or other factors.

     Some of Prism's competitors have significantly greater financial, technical, marketing and other resources than Prism. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products than Prism. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of Prism's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Prism may not be able to compete successfully against these types of competitors. Competitive pressures faced by Prism could have a negative impact on its business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Prism relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, Prism requires its customers to sign license agreements which impose restrictions on the licensees' ability to utilize the software. Prism also seeks to prevent disclosure of its trade secrets by requiring those persons with access to Prism's proprietary information to execute confidentiality agreements. These agreements restrict the access to Prism's source code. Prism protects its software, documentation and other written materials through trade secret and copyright laws. These laws, however, afford only limited protection. Prism presently has no patents or patent applications pending.

     Despite Prism's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Prism's products or to obtain and use information that Prism regards as proprietary. Policing unauthorized use of Prism's products is difficult. Prism is unable to determine the extent to which piracy of its software products exists, and software piracy is expected to be a persistent problem in the future. In addition, the laws of many countries do not protect Prism's proprietary rights to as great an extent as the laws of the United

States. Prism's means of protecting its proprietary rights may not be adequate, and Prism's competitors may independently develop similar technology.

     To date, Prism has not been notified that its products infringe the proprietary rights of third parties. However, third parties in the future could claim infringement by Prism with respect to current or future products. Prism expects that data warehouse software product developers will increasingly be subject to infringement claims as the number of products and competitors in Prism's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Prism to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to Prism or at all. This could substantially harm Prism's business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1998, Prism employed 285 full-time equivalent persons, including 86 in sales, presales technical support, marketing and related activities, 61 in product development and support, 114 in consulting services, and 24 in management, administration and finance. Prism's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry, and an inability to attract and retain qualified development and sales personnel, in particular, could postpone product release schedules and adversely affect Prism's ability to generate revenue.

     None of Prism's employees is represented by a labor union or is the subject of a collective bargaining agreement with respect to his or her employment by Prism. Prism has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES

     Prism's sales, marketing, support and product development facility is located in approximately 38,000 square feet of space in Sunnyvale, California. The lease on this office space expires in April 2005. Prism also leases approximately 7,200 square feet of space in the United Kingdom under two lease agreements that expire in November 2000 and February 2003, respectively. Prism currently leases small field offices in seven United States cities, as well as in France, Germany, Spain, the Netherlands, Canada, Australia, New Zealand and Singapore. Prism believes that suitable additional or alternative space will be available in the future on commercially reasonable terms, as needed.

ITEM 3. LEGAL PROCEEDINGS

     On March 5, 1997, a class action complaint called Adler et al., v. Prism Solutions, Inc. et al., Case No. CV764547, was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP, in Superior Court of the State of California, County of Santa Clara, against Prism, several of its current and former officers and directors and the underwriters of its initial public offering. The complaint was filed on behalf of those persons who purchased or otherwise acquired the common stock of Prism from March 14 through October 14, 1996, and alleged that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint sought damages in an unspecified amount.

     On August 6, 1997, the Court entered an order that agreed with the defendants that the plaintiffs failed to present sufficient facts to proceed with three claims under the corporation law of the State of California, one claim under the civil code of the State of California, and two claims under the federal securities laws. This order provided that the plaintiffs could amend the state corporation law and civil code claims but not the federal securities law claims. On December 12, 1997, the plaintiff filed a first amended complaint that included a claim under the corporation law of the State of California and claims under the federal securities laws against Prism and certain of its current and former officers and directors. On March 2, 1998, the Court agreed with the assertions of the individual officer and director defendants that the plaintiffs failed to present sufficient facts to proceed with the claims against these individuals, but provided that the plaintiffs could amend all of the claims. The Court disagreed with the assertions of Prism that the plaintiffs failed to present sufficient facts to proceed with the claims against the company.

     On December 24, 1997, Milberg Weiss filed an additional class action complaint in the United States District Court for the Northern District of California. This federal court action named Prism and several current and former officers and directors as defendants, and was based on the same allegations as the previously filed state court action. Like the state court action, this complaint was filed on behalf of those persons who purchased or otherwise acquired the common stock of Prism from March 14 through October 14, 1996. In April 1998, the federal court action was dismissed.

     In March 1998, a new judge was assigned to the state court action. On March 12, 1998, the plaintiffs filed a second amended state court complaint against Prism and certain of its officers and directors. In response, Prism filed a motion that asked the Court to reconsider its prior assertion that the plaintiffs had failed to present sufficient facts to proceed with the claims against the company. The individual officer and director defendants also filed a motion in response that argued that the plaintiffs had failed to present sufficient facts to proceed with the claims against these individuals. On June 4, 1998, the Court agreed with the individual defendants that the plaintiffs had failed to present sufficient facts to proceed with the claims, and provided the plaintiffs the ability to amend the claims filed under federal securities laws but not the claims filed under the corporation law of the State of California. The Court also denied Prism's motion.

     On June 30, 1998, the plaintiffs filed a third amended complaint that brought claims against Prism under the corporation law of the State of California and the federal securities laws, and claims against all but one of the same officer and director defendants under the federal securities laws. On August 3, 1998, the individual defendants filed a motion that argued that the plaintiffs had failed to present sufficient facts to proceed with the claims against these individuals. The Court overruled this motion on September 29, 1998. On October 30, 1998, Prism and the four remaining individual defendants filed a joint answer to the third amended complaint. Prism believes the third amended complaint's claims have no merit and intends to vigorously defend the state court action. Prism is also involved in other ongoing legal matters incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Fourth Quarter of 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their respective ages as of March 25, 1999, are as follows:

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Warren M. Weiss............................  42    President and Chief Executive Officer
Earl C. Charles............................  47    Chief Financial Officer and Secretary
Christopher Hyrne..........................  44    Vice President, Marketing,
Stacy Cooper...............................  48    Vice President, North America Sales
Mark Rankovic..............................  32    Vice President, Consulting Services
Michael Hunt...............................  57    Vice President, International Sales

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

     Mr. Hyrne has served as Vice President of Marketing for Prism Solutions since September 1997. From August 1994 to December 1996, he was Director of Market Development for Taligent, responsible for defining new market opportunities, early adopter and partner relationships. From June 1977 to July 1994, he was at IBM, holding positions in marketing, large enterprise sales and new market development. Mr. Hyrne received his B.S. degree in Economics from the University of Santa Clara.

     Mr. Cooper has served as Vice President, North American Sales of the Company since July 1998. From September 1997 to June 1998, he was Vice President of Western Region Sales. Prior to that, Mr. Cooper was Vice President of North American Sales for AnswerSoft from August 1996 to August 1997. Prior to that, he spent one year as acting Vice President of Sales for Software AG of North America. Previous, Mr. Cooper spent 13 years at Dun and Bradstreet Software where he was Southwest area Vice President. Mr. Cooper received his bachelors degree in business administration from the University of North Texas.

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

     Mr. Hunt has served as Vice President, International Sales since October 1998. From October 1997 to September 1998, Mr. Hunt was Vice President, International for Intrepid Systems. From January 1996 to June 1997, Mr. Hunt served as Vice President for Oracle Corporation. From January 1994 to December 1995, Mr. Hunt was President of Ross Systems International. Mr. Hunt received his BSC degree in Mathematics from University of Manitoba.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market under the symbol PRZM. The following table sets forth the range of high and low sales prices for each of the quarterly periods included in the fiscal years ended December 31, 1997 and 1998:

                           FISCAL                              HIGH      LOW
                           ------                             ------    -----
1997
First Quarter...............................................  $10.38    $4.88
Second Quarter..............................................  $ 7.88    $4.38
Third Quarter...............................................  $ 7.50    $4.38
Fourth Quarter..............................................  $ 7.06    $3.50

                           FISCAL                              HIGH      LOW
                           ------                             ------    -----
1998
First Quarter...............................................  $ 6.25    $3.75
Second Quarter..............................................  $ 9.00    $4.50
Third Quarter...............................................  $ 5.50    $1.50
Fourth Quarter..............................................  $ 3.88    $0.75

     On January 31, 1999, there were approximately 115 record holders and more than 2,000 beneficial holders of Prism Solutions, Inc. common stock.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of Prism as of and for each of the five fiscal years ended December 31, 1998 are derived from the consolidated financial statements of Prism. The financial statements for the five fiscal years ended December 31, 1998 have been audited by PricewaterhouseCoopers LLP, independent accountants. This data is qualified in its entirety by, and should be read in conjunction with, the Prism Financial Statements and related notes thereto appearing elsewhere herein. See "Financial Statements and Supplementary Data" and "Prism Management's Discussion and Analysis of Financial Condition and Results of Operations".

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                             1998       1997      1996      1995      1994
                                                           --------   --------   -------   -------   -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License................................................  $ 22,166   $ 23,823   $19,586   $12,868   $ 6,295
  Services and other.....................................    29,924     27,568    16,581     8,533     1,932
                                                           --------   --------   -------   -------   -------
    Total revenue........................................    52,090     51,391    36,167    21,401     8,227
                                                           --------   --------   -------   -------   -------
Costs and expenses:
  Cost of license........................................     1,031      1,338       847       402       113
  Cost of services and other.............................    21,410     16,046     9,684     5,159     1,654
  Selling and marketing..................................    27,355     24,712    18,462    11,604     5,632
  Research and development...............................    14,492     11,068     6,974     3,987     2,436
  General and administrative.............................     6,587      7,114     4,048     3,206       889
  Purchased in process technology........................        --      8,558        --        --        --
                                                           --------   --------   -------   -------   -------
    Total costs and expenses.............................    70,875     68,836    40,015    24,358    10,724
                                                           --------   --------   -------   -------   -------
Loss from operations.....................................   (18,785)   (17,445)   (3,848)   (2,957)   (2,497)
                                                           --------   --------   -------   -------   -------
Other income (expenses):
Other income (expense)-net...............................        13         --       (21)      (67)      (21)
Interest income-net......................................       370      1,352     1,453       119        43
                                                           --------   --------   -------   -------   -------
    Total other income...................................       383      1,352     1,432        52        22
                                                           --------   --------   -------   -------   -------
Loss before provision for income taxes...................   (18,402)   (16,093)   (2,416)   (2,905)   (2,475)
Provision for income taxes...............................       249         91        21         9        63
                                                           --------   --------   -------   -------   -------
Net loss.................................................  $(18,651)  $(16,184)  $(2,437)  $(2,914)  $(2,538)
                                                           ========   ========   =======   =======   =======
Basic net loss per common share:.........................  $  (1.01)  $  (0.94)  $ (0.17)  $ (0.45)  $ (0.90)
Diluted net loss per common share:.......................  $  (1.01)  $  (0.94)  $ (0.17)  $ (0.45)  $ (0.90)
Basic weighted average number of common shares
  outstanding............................................    18,485     17,291    14,640     6,467     2,814
                                                           ========   ========   =======   =======   =======
Diluted weighted average number of common and common
  equivalent shares outstanding..........................    18,485     17,291    14,640     6,467     2,814
                                                           ========   ========   =======   =======   =======

CONSOLIDATED BALANCE SHEET DATA:
Cash and equivalents and short-term investments..........  $  5,069   $ 21,706   $34,915   $ 2,068   $ 3,205
Working capital..........................................     5,420     22,252    35,562     1,355     3,247

Total assets.............................................    21,512     43,185    48,894    12,487     7,257
Long term debt, less current portion.....................       329        364       179       438        --
Stockholders' equity.....................................    10,566     27,604    38,022     2,767     3,623

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

OVERVIEW

     Incorporated in California in March 1991 and reincorporated in Delaware in January 1996, Prism Solutions, Inc. pioneered the data warehouse market to help companies understand, manage and use information effectively. Today, Prism provides comprehensive solutions to deliver data warehouse applications. Through the end of 1992, Prism was in the development stage and was engaged primarily in research and development and the establishment of a sales and marketing infrastructure. Prism began shipping its principal products, Prism Warehouse Manager and Prism Directory Manager in December 1992 and April 1995, respectively. In December 1996, Prism Warehouse Manager and Prism Directory Manager were replaced with Prism Warehouse Executive and Prism Warehouse Directory, respectively, as Prism's next generation software. In the fourth quarter of 1996, Prism also completed the first transactions for Iterations, its consulting methodology. Over the course of 1997 Prism introduced additional components to its core products. These included Prism Schedule Manager for operational planning and deployment, Prism Quality Manager for auditing and improving data quality, Prism FastLoad for replication offerings and Prism Web Access for warehouse navigation and data delivery. In the first quarter of 1998, Prism complemented its Warehouse development solutions by offering its Customer Relationship Management System (through the acquisition of Customer Focus International). This offering consists of comprehensive data models and analytical and sales development applications for customer relationship management in the financial services industry. In April 1998, Prism introduced the Prism Executive Suite which consists of Prism Warehouse Executive, Prism Warehouse Directory and Prism Quality Manager. Most recently, through the acquisition of Systems Techniques, Inc., Prism enhanced its ability to deliver greater business value to customers through vertical data warehouse solutions by establishing a data warehouse Center of Excellence for the healthcare industry. Prism's total revenues to date have been derived from software license revenues and consulting services revenues. Software license revenue accounted for 54%, 46% and 43% of total revenues in 1996, 1997 and 1998, respectively. Services and other revenues accounted for the remaining revenues in 1996, 1997 and 1998. Prism's core data warehouse products are primarily enterprise related and they require a significant amount of consulting and implementation time from qualified personnel. Because many companies are experiencing increased demands for other information technology projects, most companies are outsourcing the implementation of data warehouse projects. Accordingly, Prism believes that the consulting services component of its business will continue to be a significant portion of total revenues, with the balance derived from license fees and the related maintenance revenue.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Revenues:
  License...................................................   42.6%    46.4%    54.2%
  Services and other........................................   57.4     53.6     45.8
                                                              -----    -----    -----
     Total revenues.........................................  100.0    100.0    100.0
                                                              -----    -----    -----
Cost of revenues:
  License...................................................    2.0      2.6      2.3
  Services and other........................................   41.1     31.2     26.8
                                                              -----    -----    -----
     Total cost of revenues.................................   43.1     33.8     29.1
                                                              -----    -----    -----
     Gross margin...........................................   56.9     66.2     70.9
                                                              -----    -----    -----
Costs and expenses:
  Sales and marketing.......................................   52.5     48.1     51.0
  Research and development..................................   27.8     21.5     19.3
  General and administrative................................   12.6     13.8     11.2
  Purchased-in-process technology...........................     --     16.7       --
                                                              -----    -----    -----
     Total operating expenses...............................   92.9    100.1     81.5
                                                              -----    -----    -----
  Loss from operations......................................  (36.0)   (33.9)   (10.6)
Interest income, net........................................    0.7      2.6      4.0
Other expense, net..........................................     --       --     (0.1)
                                                              -----    -----    -----
  Loss before income taxes..................................  (35.3)   (31.3)    (6.7)
                                                              -----    -----    -----
Provision for income taxes..................................    0.5      0.2       --
                                                              -----    -----    -----
  Net loss..................................................  (35.8)%  (31.5)%   (6.7)%
                                                              =====    =====    =====

REVENUES

     Total revenues were $52,090,000, $51,391,000 and $36,167,000 in 1998, 1997 and 1996, respectively, representing increases of 42.1% from 1996 to 1997 and 1.4% from 1997 to 1998. Prism's revenues are derived from license fees for its software products and fees for services complementing its products, including software maintenance and support, implementation, consulting and training.

     License Revenues. License revenues decreased $1,657,000, or 7.0%, for the year ended December 31, 1998 compared to the same period of 1997. Sales to new customers accounted for 70% of revenues during 1998 compared to 73% for 1997. The lower sales volume in 1998 compared to the same period of 1997 is primarily the result of lower than expected new product sales, and, to a lesser extent, lower than expected sales in the Pacific Rim territory due to the economic downturn in that region.

     Revenues from software licenses were $22,166,000, $23,823,000 and $19,586,000 in 1998, 1997 and 1996, respectively, representing an increase of 21.6% from 1996 to 1997 and a decrease of 7.0% from 1997 to 1998. The increase in license revenues from 1996 to 1997 was primarily attributable to growing acceptance of Prism's products and an increase in the number and tenure of direct sales personnel, which led to increases in the number of units licensed. The decrease in license revenues from 1997 to 1998 was primarily the result of lower than expected sales in the North American and Asian Pacific market places. License revenues in 1997 and 1998 were favorably affected by Prism's acquisitions completed during fiscal 1997 and 1998, in addition to the expansion and development of the sales force into the European and Asia Pacific regions.

     Services and Other Revenues. Services and other revenues increased $2,356,000, or 8.5%, for the year ended December 31, 1998 compared to the same period of 1997. The growth in service and other revenue during 1998 compared to 1997 was primarily the result of an increase in the number and scope of consulting engagements. Additionally, Prism's consulting organization has continued to grow to meet customer demand. The majority of services and other revenues in both periods came from consulting revenues.

     Services and other revenues were $29,924,000, $27,568,000 and $16,581,000 in 1998, 1997 and 1996, respectively, representing increases of 66.3% from 1996 to 1997 and 8.5% from 1997 to 1998. The growth from 1996 to 1998 was primarily due to an increase in the number and size of consulting engagements and, to a lesser extent, licensing activity and maintenance renewals. As a percentage of total revenues, services and other revenue comprised 57.4%, 53.6% and 45.8% in 1998, 1997 and 1996, respectively. A majority of services and other revenues in 1998, 1997 and 1997 came from consulting revenues.

COST OF REVENUES

     Cost of License Revenues. Cost of license revenues consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials. Cost of license revenues decreased $307,000, or 23.0%, for the year ended December 31, 1998 compared to the same period of 1997. Approximately 72% of the decrease in cost of license revenue for the year was the result of decreases in royalty payments with the remainder due to decreases in distribution costs. Prism expects that the cost of license revenues will increase in absolute dollars as Prism licenses technology and products from third parties for which royalties are owed.

     Cost of license revenues was $1,031,000, $1,338,000 and $847,000 in 1998,
1997 and 1996, respectively, representing 2.0%, 2.6% and 2.3% of total revenues for those years. The increase both in absolute dollars and as a percentage of revenues from 1996 to 1997 was primarily attributable to increased royalties and commissions paid to third party vendors as license revenues continued to increase. The decrease both in absolute dollars and as a percentage of revenues from 1997 to 1998 was primarily attributable to decreased royalties and commissions payable to third parties as license revenues continued to decrease.

     Cost of Services and Other Revenues. Cost of services and other revenues consists primarily of personnel-related costs incurred in providing consulting and implementation services, telephone support and training to customers. Cost of services and other revenues increased $5,364,000, or 33.4%, for the year ended December 31, 1998 compared to the same period of 1997. The increase in cost of service and other revenues was primarily due to increased costs related to growth of the consulting organization and the use of contractors in Prism's consulting, customer support and training organizations. Prism expects that the cost of services and other revenues will increase in absolute dollars as Prism continues to add customers.

     Cost of services and other revenues was $21,410,000, $16,046,000 and $9,684,000 in 1998, 1997 and 1996, respectively, representing 41.1%, 31.2% and
26.8% of total revenues for those years. The dollar amount of cost of services and other revenues increased significantly from 1996 to 1998 primarily because of increases in the infrastructure required to expand the consulting organization both domestically and worldwide.

OPERATING EXPENSES

     The growth in operating expenses during the years ended December 31, 1998 and 1997, when compared to the earlier periods presented, occurred primarily as a result of increases in salaries and benefits resulting from higher staffing levels and the expansion of facilities. Prism has recently conducted a reduction in force which should result in lower operating expenses in subsequent periods. However, should Prism's revenues grow substantially, staff levels may be higher and operating expenses may increase.

     Prism's operating expenses were $48,434,000, $51,452,000 and $29,484,000, or 93.0%, 100.1% and 81.5% of total revenues, in 1998, 1997 and 1996, respectively. The growth in operating expenses in absolute dollars from 1996 to 1997 occurred primarily as a result of increases in salaries and benefits, resulting from higher staffing levels, and the expansion of facilities. The decrease in operating expenses as a percentage of revenues from 1997 to 1998 resulted from economies of scale associated with Prism's growing revenues. The increase in operating expenses as a percentage of revenues from 1996 to 1997 was primarily the result of the one time charge of $8,558,000 associated with the write-off of the purchased in-process technology related to acquisitions made during the 1997 fiscal year.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $2,643,000, or 11.0%, for the year ended December 31, 1998 compared to the same period of 1997. The percentage increase from 1997 to 1998 in sales and marketing expenses resulted primarily as a result of increases in salaries and benefits, resulting from higher staffing levels and the expansion of sales office facilities.

     Sales and marketing expenses were $27,355,000, $24,712,000 and $18,462,000, or 52.5%, 48.1% and 51.0% of total revenues, in 1998, 1997 and 1996, respectively. The increases in dollar amounts in sales and marketing expenses were primarily due to the expansion of Prism's sales operations and increased marketing activities, including trade shows and promotional expenses. The decrease in sales and marketing expenses as a percentage of total revenues from 1996 to 1997 resulted primarily from increases in productivity as newly hired sales personnel and system engineers became more experienced, and was also due to the benefits of economies of scale associated with the increase in total revenues.

     Research and Development. Research and development expenses consist primarily of salaries paid to the engineering staff. Research and development expenses increased $3,424,000, or 31.0%, for the year ended December 31, 1998 compared to the same period of 1997. The increase in research and development expenses in absolute dollars and as a percentage of revenues from 1997 to 1998 was primarily attributable to increased staffing and associated support for software engineers required to expand and develop Prism's most recent product offerings. Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all research and development costs have been expensed as incurred. Prism believes that a significant level of investment for research and development is required to remain competitive.

     Research and development expenses were $14,492,000, $11,068,000 and $6,974,000, or 27.8%, 21.5% and 19.3% of total revenues, in 1998, 1997 and 1996, respectively. The increases in dollar amounts in research and development expenses since 1996 were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance Prism's product line.

     General and Administrative. General and administrative expenses consist primarily of salary expenses for administrative and executive staff. General and administrative expenses decreased $527,000, or 7.4%, for the year ended December 31, 1998 compared to the same period of 1997. These expenses decreased due to workforce reductions undertaken by Prism during 1998. Prism expects that its general and administrative expenses will be lower in absolute dollars and decrease as a percentage of revenues if Prism's total revenues increase.

     General and administrative expenses were $6,587,000, $7,114,000, and $4,048,000 or 12.6%, 13.8% and 11.2% of total revenues, in 1998, 1997 and 1996, respectively. These expenses increased in absolute dollars from 1996 to 1997 primarily as a result of increases in staffing and an expansion of facilities. The decrease in absolute dollars from 1997 to 1998 was primarily the result of decreases in headcount as part of Prism's workforce reduction undertaken during the third quarter of 1998.

     Purchased-in-process technology. During the third quarter of 1997, Prism incurred a one time charge of $8,558,000 for the write-off of purchased-in-process technology.

     In connection with its acquisition of QDB Solutions, Inc. and the purchase of technology from Peregrine/Bridge Transfer Corporation, as further discussed below, Prism acquired certain in-process technology which was expensed in accordance with Interpretation 4 to Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs." Such in-process technologies along with other acquired net assets were valued at fair value.

     In July 1997, Prism acquired QDB Solutions, Inc. for 1,143,613 shares of Prism common stock and cash of $1.25 million. The acquisition was treated as a purchase transaction for financial accounting purposes. The allocation of the purchase price was based on appraised values, of which $7.2 million was identified as purchased in-process technology for three projects that were completed in 1998 and which had no alternative future use. The development activities of QDB Solutions, Inc. were planned to be integrated to existing Prism in-process development projects. The same core in-process technology of QDB Solutions, Inc. would be integrated into all three planned Prism products. The nature of the technology acquired allows analysis and management of data, monitors data quality and shortens the data warehouse development cycle. The three products were:

                                                                      %
PRODUCT                       DESCRIPTION                         COMPLETE     VALUE ASSIGNED
-------                       -----------                         --------     --------------
PQM 1.0  Data quality, 16 bit architecture....................       90%        $3.4 million
PQM 2.0  Data quality, 32 bit architecture, additional data
         filters and user interface enhancements..............       75%        $2.8 million
PWE/PQM  Integrated product to use data quality filters in
         data transformations and in the metadata model.......       40%        $1.0 million

     Working models of the products were not complete at the date of acquisition. The working models were completed subsequent to the acquisition date. Completeness was confirmed through product testing and quality assurance processes. At the time of acquisition, additional development activities were required to be performed to develop the in-process technology for use in the three Prism products. Approximately $1,000,000 was anticipated to complete the work on the existing in-process QDB Solutions, Inc. technology by mid-1998. All projects were successfully completed. Estimated costs to complete the projects and the completion dates for the projects did not differ materially from the assumptions used in the appraisal, although revenues were below those expected. Revenue from these projects was approximately 6% of total revenue for 1998. Although revenues from these products were lower than those expected for 1998, Prism believes that there is customer demand for the products and that the expected return on the acquired technology will be realized. Prism used the income approach in appraising the technology. The significant assumptions used in such approach include estimates for revenue and expenses. The discount rate of 27% was based on an analysis of the cost of capital to Prism. Prism assumed a long-term increase in revenue from this business in the appraisal, with profit margins trending upward over time. There were no cost reductions expected from this acquisition.

     In July 1997, Prism purchased certain in-process technology from Peregrine/Bridge Transfer Corporation for $1.3 million in pre-paid royalties. Prism expensed this prepayment at the time of purchase as purchased in-process technology because it had not reached technological feasibility and had no alternative future use to Prism. The nature of the technology acquired allows high performance batch and incremental data replication to leverage the investment and reduce cost in the deployment of data warehouses. The two products that Prism developed from the technology, FastLoad and FastUpdate, have ultimately only generated revenue of $86,000 since January 1998, when the products were released. The same core in-process technology was used in both Prism products. The technology underlying the FastLoad and FastUpdate products was approximately 90% complete at the acquisition date. The value assigned to this technology was $1.3 million, the amount of the pre-paid royalties. This technology has also been subsequently deployed by Prism in the roll out of its change data capture products for Oracle and DB2 databases. Working models of these products were not complete at the date of acquisition. The working models were completed subsequent to the acquisition date. Completeness was confirmed through product testing and quality assurance processes. Future revenue from these products is difficult to estimate. Actual estimated costs to complete the projects and the completion dates for the projects did not differ materially from Prism's assumptions, however revenue results were below expectations. Although revenues from these products have been lower than those expected, the products allow Prism to offer a more robust data warehouse solution. Prism believes that the value of the technology will help Prism to deliver more enterprise solution customers, even though demand for the individual products is difficult to predict.

LIQUIDITY AND CAPITAL RESOURCES

     Prism's cash and cash equivalents decreased from $6,351,000 at December 31, 1997 to $5,069,000 as of December 31, 1998. The decrease was attributable primarily to Prism's loss of $18,651,000 during the year ended December 31, 1998, which was offset by collections of accounts receivable of $4,192,000 and depreciation and amortization expense of $3,455,000. The increase in cash used in operating activities was offset by net sales and maturities of short-term investments which provided cash of $15,384,000 from investing activities. As of December 31, 1998, Prism had $5,069,000 in cash and cash equivalents.

     In recognition of the operating losses experienced by Prism in 1998, Prism implemented cost reduction measures which began in the third quarter of 1998. These measures consisted primarily of reductions in headcount and were intended to align operating expenses with projected revenues. To the extent Prism experiences continuing losses in the future as it has in the previous year, Prism will need to obtain additional debt or equity financing which may not be available or, if available, may not be on favorable terms or may be dilutive. In recognition of these factors, the company entered into a merger agreement with Ardent Software, Inc.

     As of December 31, 1998, Prism had no material commitments to make capital expenditures. Prism's principal commitments consisted of non-cancelable operating leases on its facilities.

     To date, Prism has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

     Prism has planned, based on its current operating levels and cost reduction and containment efforts, to use existing cash resources at December 31, 1998 for operating activities through fiscal 1999. However, if Prism is unable to turn around its financial performance of previous quarters it will require additional resources. There can be no assurance, however, that Prism will obtain additional resources or achieve sufficient cost reductions. In the event that management is unable to achieve its planned revenue levels or complete its merger with Ardent Software, Inc. in a timely manner, operating activities may be significantly curtailed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................    17
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    18
Consolidated Statements of Operations for the three years
  ended December 31, 1998, 1997 and 1996....................    19
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 1998, 1997 and 1996........    20
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1998, 1997 and 1996....................    21
Notes to Consolidated Financial Statements..................    23
Supplemental Schedule II -- Valuation and Qualifying
  Accounts..................................................    41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Prism Solutions, Inc. and Subsidiaries:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prism Solutions, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters, which include the proposed merger with Ardent Software, Inc., are also described in Note 12. The financial statements do not include any adjustments that might result from this uncertainty.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 1, 1999

                             PRISM SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,069    $  6,351
  Short-term investments....................................        --      15,355
  Accounts receivable, net of allowance for doubtful
     accounts of $481 and $649 in 1998 and 1997,
     respectively...........................................     9,994      14,186
  Other receivables.........................................       510         650
  Prepaid expenses and other current assets.................       464         927
                                                              --------    --------
     Total current assets...................................    16,037      37,469
Property and equipment, net.................................     3,620       3,517
Other assets................................................     1,855       2,199
                                                              --------    --------
     Total assets...........................................  $ 21,512    $ 43,185
                                                              ========    ========
LIABILITIES
Current liabilities:
  Notes payable, current portion of long-term debt and
     capital leases.........................................  $    214    $    262
  Accounts payable..........................................     2,214       2,813
  Accrued commissions.......................................       657       1,169
  Accrued payroll and related...............................     2,384       2,335
  Deferred revenue..........................................     3,980       5,221
  Other accrued liabilities.................................     1,168       3,417
                                                              --------    --------
     Total current liabilities..............................    10,617      15,217
Notes payable, long-term debt and capital leases............       329         364
                                                              --------    --------
     Total liabilities......................................    10,946      15,581
                                                              --------    --------
Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $0.001 per share:
  Authorized 1,000,000; none issued or outstanding..........        --          --
Common stock, par value $0.001 per share:
  Authorized: 50,000,000 shares issued and outstanding:
     18,716,661 in 1998 and 18,182,251 in 1997..............        19          18
Additional paid-in capital..................................    59,822      57,253
Accumulated comprehensive loss..............................        --         (29)
Receivable from stockholder.................................        --         (90)
Accumulated deficit.........................................   (49,275)    (29,548)
                                                              --------    --------
     Total stockholders' equity.............................    10,566      27,604
                                                              --------    --------
     Total liabilities and stockholders' equity.............  $ 21,512    $ 43,185
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
Revenues:
  License...................................................  $ 22,166    $ 23,823    $19,586
  Services and other........................................    29,924      27,568     16,581
                                                              --------    --------    -------
     Total revenues.........................................    52,090      51,391     36,167
                                                              --------    --------    -------
Cost of revenues:
  License...................................................     1,031       1,338        847
  Services and other........................................    21,410      16,046      9,684
                                                              --------    --------    -------
     Total cost of revenues.................................    22,441      17,384     10,531
                                                              --------    --------    -------
  Gross margin..............................................    29,649      34,007     25,636
                                                              --------    --------    -------
Costs and expenses:
  Sales and marketing.......................................    27,355      24,712     18,462
  Research and development..................................    14,492      11,068      6,974
  General and administrative................................     6,587       7,114      4,048
  Purchased-in-process technology...........................        --       8,558         --
                                                              --------    --------    -------
     Total costs and expenses...............................    48,434      51,452     29,484
                                                              --------    --------    -------
  Loss from operations......................................   (18,785)    (17,445)    (3,848)
                                                              --------    --------    -------
Interest income, net........................................       370       1,352      1,453
Other income (expense), net.................................        13          --        (21)
                                                              --------    --------    -------
  Loss before income taxes..................................   (18,402)    (16,093)    (2,416)
Provision for income taxes..................................       249          91         21
                                                              --------    --------    -------
  Net loss..................................................   (18,651)    (16,184)    (2,437)
                                                              --------    --------    -------
Unrealized holding gain (loss)..............................        29         (29)        --
                                                              --------    --------    -------
  Comprehensive loss........................................  $(18,622)   $(16,213)   $(2,437)
                                                              ========    ========    =======
  Basic and dilutive loss per share.........................  $  (1.01)   $  (0.94)   $ (0.17)
                                                              ========    ========    =======
  Shares used in per share calculation......................    18,485      17,291     14,640
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             CONVERTIBLE
                                           PREFERRED STOCK         COMMON STOCK       ADDITIONAL     ACCUMULATED    RECEIVABLES
                                         -------------------   --------------------     PAID-IN     COMPREHENSIVE       FROM
                                           SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     GAINS (LOSS)    STOCKHOLDERS
                                         ----------   ------   -----------   ------   -----------   -------------   ------------
BALANCE AT JANUARY 1, 1996.............   7,990,817    $  8      6,011,493    $ 6       $14,946           --          $   (129)
Conversion of preferred stock..........  (7,990,817)     (8)     7,990,817      8
Issuance of common stock in initial
  public offering......................                          2,325,500      3        35,610
Issuance of common stock under stock
  option plan..........................                            116,324                   78
Issuance of common stock under stock
  purchase plan........................                             42,751                  491
Issuance of common stock for consulting
  purposes.............................                             11,472                  106
Repurchase of common stock.............                            (63,822)                 (20)
Payment received on receivables from
  stockholder..........................                                                                                     25
Net loss...............................
                                         ----------    ----    -----------    ---       -------         ----          --------
BALANCE AT DECEMBER 31, 1996...........          --      --     16,434,535     17        51,211           --              (104)
Issuance of common stock under stock
  option plan..........................                            267,669                  286
Issuance of common stock under stock
  purchase plan........................                            164,016                  869
Repurchase of common stock.............                           (348,536)              (2,021)
Issuance of common stock related to
  acquisitions.........................                          1,664,567      1         6,908
Payment received on receivables from
  stockholder..........................                                                                                     14
Unrealized holding losses..............                                                                 $(29)
Net loss...............................
                                         ----------    ----    -----------    ---       -------         ----          --------
BALANCE AT DECEMBER 31, 1997...........          --      --     18,182,251     18        57,253          (29)              (90)
Termination of S-corp election for
  CFI..................................                                                   1,053
Issuance of common stock under stock
  option plan..........................                            221,129      1           544
Issuance of common stock under stock
  purchase plan........................                            328,084                  976
Payment received on receivable from
  stockholder..........................                                                                                     90
Realized holding gain..................                                                                   29
Repurchase of common stock.............                            (14,803)                  (4)
Payment of preferred stock dividends of
  acquired companies...................
Net loss...............................
                                         ----------    ----    -----------    ---       -------         ----          --------
BALANCE AT DECEMBER 31, 1998...........          --    $ --     18,716,661    $19       $59,822         $ --          $     --
                                         ==========    ====    ===========    ===       =======         ====          ========


                                         ACCUMULATED
                                           DEFICIT      TOTAL
                                         -----------   --------
BALANCE AT JANUARY 1, 1996.............   $(10,927)    $  3,904
Conversion of preferred stock..........                      --
Issuance of common stock in initial
  public offering......................                  35,613
Issuance of common stock under stock
  option plan..........................                      78
Issuance of common stock under stock
  purchase plan........................                     491
Issuance of common stock for consulting
  purposes.............................                     106
Repurchase of common stock.............                     (20)
Payment received on receivables from
  stockholder..........................                      25
Net loss...............................     (2,437)      (2,437)
                                          --------     --------
BALANCE AT DECEMBER 31, 1996...........    (13,364)      37,760
Issuance of common stock under stock
  option plan..........................                     286
Issuance of common stock under stock
  purchase plan........................                     869
Repurchase of common stock.............                  (2,021)
Issuance of common stock related to
  acquisitions.........................                   6,909
Payment received on receivables from
  stockholder..........................                      14
Unrealized holding losses..............                     (29)
Net loss...............................    (16,184)     (16,184)
                                          --------     --------
BALANCE AT DECEMBER 31, 1997...........    (29,548)      27,604
Termination of S-corp election for
  CFI..................................     (1,053)          --
Issuance of common stock under stock
  option plan..........................                     545
Issuance of common stock under stock
  purchase plan........................                     976
Payment received on receivable from
  stockholder..........................                      90
Realized holding gain..................                      29
Repurchase of common stock.............                      (4)
Payment of preferred stock dividends of
  acquired companies...................        (23)         (23)
Net loss...............................    (18,651)     (18,651)
                                          --------     --------
BALANCE AT DECEMBER 31, 1998...........   $(49,275)    $ 10,566
                                          ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                               -----------------------------
                                                                 1998       1997      1996
                                                               --------   --------   -------
  Cash flows from operating activities:
  Net loss..................................................   $(18,651)  $(16,184)  $(2,437)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      3,455      2,207     1,836
    Provision for doubtful accounts.........................        168        248        44
    Loss on disposal of property and equipment..............         --         41        14
    Purchase of in-process technology.......................         --      8,558        --
    Stock issued for consulting services....................         --        125       106
    Changes in operating assets and liabilities:
       Accounts receivable..................................      4,024     (3,989)   (2,041)
       Other receivables....................................        140       (479)     (250)
       Prepaid expenses and other current assets............        463         42      (687)
       Other assets.........................................         92       (896)      188
       Accounts payable.....................................       (599)     1,386       832
       Accrued commissions..................................       (512)       466       180
       Accrued payroll and related..........................         49      1,112       877
       Deferred revenue.....................................     (1,241)       295      (682)
       Other accrued liabilities............................     (2,249)       320       355
                                                               --------   --------   -------
  Net cash used in operating activities.....................    (14,861)    (6,748)   (1,665)
                                                               --------   --------   -------
  Cash flows from investing activities:
    Purchase of in-process technology and assets, net of
       cash received........................................         --     (2,466)       --
    Purchases of property and equipment.....................     (3,306)    (3,095)   (1,860)
    Purchases of short-term investments.....................     (5,093)        --   (20,052)
    Sale of short-term investments..........................     20,477      4,668        --
                                                               --------   --------   -------
    Net cash provided by (used in) investing activities.....     12,078       (893)  (21,912)
                                                               --------   --------   -------
  Cash flows from financing activities:
  Repayment of equipment lines of credit....................         --         --    (1,238)
    Proceeds from debt......................................         --      3,085        --
    Repayment of debt.......................................        (83)    (3,104)       --
    Proceeds from sale of common stock......................         --         --    35,613
    Proceeds from sale of stock of acquired companies.......         --         --     1,500
    Dividend paid on stock of acquired companies............         --         --       (77)
    Payments received on receivable from stockholder........         90         14        25
    Proceeds from employee stock purchase plan..............        976        869       491
    Proceeds from the exercise of employee stock options....        545        286        78
    Payment of preferred stock dividend of acquired
       company..............................................        (23)        --        --
    Repurchase of common stock..............................         (4)    (2,021)      (20)
                                                               --------   --------   -------
    Net cash provided by (used in) financing activities.....      1,501       (871)   36,372
                                                               --------   --------   -------

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                                                                 YEARS ENDED DECEMBER 31,
                                                               -----------------------------
                                                                 1998       1997      1996
                                                               --------   --------   -------
Net increase (decrease) in cash and cash equivalents........     (1,282)    (8,512)   12,795
Cash and cash equivalents at beginning of year..............      6,351     14,863     2,068
                                                               --------   --------   -------
Cash and cash equivalents at end of year....................   $  5,069   $  6,351   $14,863
                                                               ========   ========   =======
Supplemental cash flow information:
  Cash paid for income taxes................................   $     89   $     82   $    81
  Cash paid for interest....................................   $     56   $      9   $    22
Supplemental disclosure of noncash transactions:
  Property and equipment included in accounts payable.......   $     --   $     24   $    69
  Issuance of common stock for consulting services..........   $     --   $     --   $   106
  Conversion of preferred stock into common stock in initial
    public offering.........................................   $     --   $     --   $     8
  Effect of acquisitions:
    Termination of S-Corp election for Customer Focus
       International........................................   $  1,053         --        --
    Fair value of assets acquired (see note 11).............   $     --   $  7,374   $    --
    Goodwill................................................   $     --   $  1,275   $    --
    Issuance of common stock................................   $     --   $  6,908   $    --
    Assets acquired, net of $244 cash received..............   $     --   $  2,466   $    --
    Liabilities assumed including expenses incurred.........   $     --   $    464   $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRISM SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  NATURE OF BUSINESS

     Nature of Business -- Prism Solutions, Inc. (the "Company") designs, develops, markets and supports data warehouse management software that assists its customers in developing, managing and maintaining data warehouses. The Company currently markets its software products to a wide variety of businesses and other organizations in North and South America, Europe, South Africa, the Middle East, Asia Pacific and Australia. Substantially all of the Company's revenues to date have been attributable to licenses of two of the Company's products and related services.

     On January 30, 1998, the Company completed the acquisition of Customer Focus International, Inc. ("CFI"), which was accounted for as a pooling of interests. All financial data of the Company, including the Company's previously issued financial statements for the periods presented have been restated to include the historical financial information of CFI in accordance with generally accepted accounting principles and pursuant to Securities and Exchange Commission Regulation S-X.

     On May 13, 1998, the Company completed the acquisition of Systems Techniques, Inc. ("STI"), which was accounted for as a pooling of interests. All financial data of the Company, including the Company's previously issued financial statements for the periods presented have been restated to include the historical financial information of STI in accordance with generally accepted accounting principles and pursuant to Securities and Exchange Commission Regulation S-X.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The Company has established wholly-owned subsidiaries in Mexico, Canada, the United Kingdom, Germany, France and Spain. In 1997, the Company established wholly-owned subsidiaries in the Netherlands, Hong Kong and Singapore, and acquired Object Software in Melbourne, Australia and QDB Solutions, Inc. in Cambridge, Massachusetts. The consolidated financial statements include the financial statements of Prism Solutions, Inc. and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

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

     Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. Highly liquid investments with an original or remaining maturity beyond three months, but less than one year, are classified as short-term investments and carried at fair value, which approximates cost.

     Concentration of Credit Risk and Fair Value of Financial Instruments

     The Company's cash and cash equivalents are held in various interest bearing deposit accounts at local and foreign banks. Through December 31, 1998, no material losses had been experienced on such investments.

     As of December 31, 1997, the Company had short-term investments totaling $15,355, which were classified as available for sale. There were no short-term investments as of December 31, 1998. Short-term

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

investments principally consist of municipal securities and corporate bonds. Through December 31, 1998, no material losses had been experienced on such investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

     The Company markets its software products directly and through resellers, and generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. As of December 31, 1998 and 1997 no one customer accounted for more than 10% of accounts receivable.

     For financial instruments consisting of cash and cash equivalents, accounts receivable, other receivables, deposits, long-term debt, accounts payable, and accrued liabilities included in the Company's consolidated financial statements, the carrying amounts are reasonable estimates of fair value.

     Property and Equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives of two to three years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or their lease terms, whichever is less.

     Goodwill

     Goodwill related to the Company's acquisitions (see Note 11 in the notes to the Consolidated Financial Statements) is included in other assets and is being amortized over 5 years on a straight-line basis.

     Revenue Recognition

     The Company has adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective January 1, 1998. SOP 97-2 supercedes Statement of Position 91-1 and delineates the accounting for software product and maintenance revenues. Under SOP 97-2, the Company recognizes product revenues and license fees upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. In addition, for contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance), revenue must be allocated to each component of the contract based on evidence of its fair value which is specific to the Company, or for products not yet being sold separately, the price established by management.

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

     Prior to January 1, 1998, product revenues were generally recognized after execution of a licensing agreement, a valid purchase order for resellers, and shipment of the product, if no significant vendor obligations remained and collection of the resulting receivables was deemed probable. The Company's license agreements generally did not provide a right of return.

     Service revenues from customer maintenance fees for ongoing customer support and product updates were recognized ratably over the term of the service. Payments for maintenance fees were generally received in advance and were generally nonrefundable. Consulting, implementation and training revenues were

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

generally recognized following execution of a contract, performance of the related services and if collection of the resulting receivables was deemed probable.

     Advertising Costs

     Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $251, $260 and $380 in 1998, 1997 and 1996, respectively.

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

     Basic and Diluted Loss Per Share

     Basic and diluted net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common equivalent shares are excluded from basic and diluted loss per share as their effect is antidilutive. Common equivalent shares that could potentially dilute earnings per share in the future and that were not included in the computation of diluted loss per share because of

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

antidilution were 1,297,508, 868,262 and 1,113,919 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                   --------------------------------------
                                                      1998          1997         1996
                                                   -----------   ----------   -----------
BASIC EPS:
Net loss.........................................  $   (18,651)  $  (16,184)  $    (2,437)
Denominator: Average common shares outstanding...   18,485,000   17,291,000    14,640,000
                                                   -----------   ----------   -----------
Basic net loss per share.........................  $     (1.01)  $    (0.94)  $     (0.17)
                                                   ===========   ==========   ===========
DILUTED EPS:
Denominator: Average common shares outstanding...   18,485,000   17,291,000    14,640,000
Common equivalent shares outstanding (options)...           --           --            --
                                                   -----------   ----------   -----------
          Total shares...........................   18,485,000   17,291,000    14,640,000
                                                   -----------   ----------   -----------
Dilutive net loss per share......................  $     (1.01)  $    (0.94)  $     (0.17)
                                                   ===========   ==========   ===========

     Recent Pronouncements

     In March 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is evaluating the requirements of SOP 98-1 and the effects, if any, on the Company's current policies on accounting for software costs.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

     The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company does not expect the adoption of SOP 98-9 to have a material effect on its consolidated financial position or results of operations.

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Reclassifications

     Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Computers and equipment.....................................  $ 5,973    $ 4,566
Furniture and fixtures......................................    2,100      1,480
Software....................................................    2,015      1,186
Leasehold improvements......................................      984        326
                                                              -------    -------
                                                               11,072      7,558
Less accumulated depreciation and amortization..............   (7,452)    (4,041)
                                                              -------    -------
                                                              $ 3,620    $ 3,517
                                                              =======    =======

4.  NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

     Notes payable, long-term debt and capital leases consist of the following at December 31, 1998:

  Notes payable, due March 31, 1999; interest at 7.77%......  $  83
  Advances under line of credit, due through August 2000;
     interest at 5.285%.....................................    220
  Equipment leases, due through 2002, varying rates of
     interest...............................................    240
                                                              -----
                                                                543
          Less: current position............................   (214)
                                                              -----
                                                              $ 329
                                                              =====

     Scheduled repayments are as follows:

                                                            CAPITAL    NOTES AND
                                                            LEASES     ADVANCES     TOTAL
                YEARS ENDING DECEMBER 31,                   -------    ---------    -----
1999......................................................   $122        $131       $253
2000......................................................     74          96        170
2001......................................................     49          65        114
2002......................................................     21          40         61
2003......................................................     --          10         10
                                                             ----        ----       ----
                                                              266         342        608
Less: amounts representing interest.......................    (26)        (39)       (65)
                                                             ----        ----       ----
                                                             $240        $303       $543
                                                             ====        ====       ====

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases its facilities under noncancelable operating leases that expire in February 2002 with renewal options at fair market value for additional periods. The Company is generally responsible for maintenance, property taxes, liability and personal property insurance and utilities relating to its facility leases.

     Rent expense under the operating leases amounted to approximately $2,722, $1,821 and $1,122 in 1998, 1997 and 1996, respectively.

     Future minimum payments to be made under noncancelable operating leases and future payments to be received under a sublease agreement are as follows:

                                                               LEASE      SUBLEASE
                 YEARS ENDING DECEMBER 31,                    PAYMENTS     INCOME
                 -------------------------                    --------    --------
1999........................................................   $1,943        $7
2000........................................................    1,864        --
2001........................................................    1,623        --
2002........................................................    1,514        --
2003........................................................    1,422
Thereafter..................................................    1,477        --
                                                               ------        --
                                                               $9,843        $7
                                                               ======        ==

     Royalty Agreements

     The Company is obligated to pay royalties based on sales from other specified products under certain continuing license agreements. Royalty expense was $141, $351 and $140 for 1998, 1997 and 1996, respectively.

     Contingencies

     On March 5, 1997, a class action complaint was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors and the underwriters of its initial public offering. The complaint was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from March 14 through October 14, 1996 and alleges that the defendants artificially inflated the demand for the common stock prior to and after the initial public offering. The complaint seeks damages in an unspecified amount. The Company believes the complaint has no merit and will vigorously defend itself. At December 31, 1998, no range of loss could be estimated and accordingly, no accrual has been made in the financial statements. The Company is also involved in other ongoing legal matters incidental to its business.

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

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     Employee Stock Purchase Plan

     In 1996, the Company's stockholders approved the adoption of the Employee Stock Purchase Plan (the "Purchase Plan") wherein 500,000 shares were reserved for issuance pursuant to such plan. In 1998, the Purchase Plan was increased by 600,000 shares, bringing the total shares reserved for issuance pursuant to the Purchase Plan to 1,100,000 shares. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. Eligible employees may designate not more than 10 percent of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. In addition, in an offering period, no employee may purchase more than the number of shares specified by the Board of Directors for any single purchase date or twice the number of shares an employee would be eligible to purchase at 85 percent of the market price of a share on the first business day of the offering period if the market price of a share on the last business day of the purchase period drops to less than one-half of the market price of a share on the first business day of the offering period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, generally at a price per share of 85 percent of the market price of the common stock on the employee's entry date of the applicable offering period or the last day of the applicable offering period, whichever is lower. The Purchase Plan will terminate no later than 2006. A total of 164,016 and 42,751 shares were issued under the Purchase Plan in 1997 and 1996, respectively. During 1998, a total of 328,084 additional shares were issued pursuant to the Purchase Plan.

     Stock Option Plan

     In 1996, the Company's stockholders approved an increase in the number of common shares reserved under the 1992 Stock Option Plan (the "1992 Plan") by 400,000 shares. In addition, the Company's stockholders approved the adoption of the 1996 Equity Incentive Plan and the 1996 Directors Stock Option Plan (together known as the "1996 Plans") wherein 2,000,000 and 300,000 shares, respectively, were reserved for issuance pursuant to these plans. The 1992 Plan and the 1996 Plans together are known as "the Plans". In 1997, the 1996 plan was amended to reflect an increase of 5,500,000 shares issuable under the plan. In 1998, the Company's stockholders approved an increase in the number of common shares reserved under the 1996 Plans by 4,000,000 shares.

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

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Information with respect to the Plans is summarized as follows:

                                                                OUTSTANDING OPTIONS
                                              -------------------------------------------------------
                                                                              WEIGHTED
                                 AVAILABLE      NUMBER         PRICE        AVERAGE PRICE   AGGREGATE
                                 FOR GRANT    OF SHARES      PER SHARE        PER SHARE       PRICE
                                 ----------   ----------   --------------   -------------   ---------
Balance at December 31, 1995...       8,359    1,138,758   $0.20 - $5.50       $ 1.74       $  1,985
  Additional shares reserved...   2,700,000           --               --          --             --
  Granted......................  (1,830,323)   1,830,323    4.88 - 36.00         9.76         17,738
  Canceled.....................     886,641     (886,641)   0.20 - 36.00        12.63        (11,033)
  Exercised....................          --     (116,324)   0.20 - 7.50          0.67            (78)
                                 ----------   ----------                                    --------
Balance at December 31, 1996...   1,764,677    1,966,116                         4.38          8,612
  Additional shares reserved...   5,500,000           --               --          --             --
  Granted......................  (3,417,931)   3,417,931    0.20 - 8.25          5.58         18,774
  Canceled.....................     748,870     (748,870)   0.20 - 8.25          0.96         (3,831)
  Exercised....................          --     (267,669)   0.10 - 5.63          5.12           (286)
                                 ----------   ----------                                    --------
Balance at December 31, 1997...   4,595,616    4,367,508                         5.38         23,269
  Additional shares reserved...   4,000,000           --               --          --             --
  Granted......................  (6,466,969)   6,466,969    0.87 - 7.75          1.12         15,841
  Canceled.....................   5,565,124   (5,565,124)   0.25 - 8.52          5.49        (31,126)
  Exercised....................          --     (221,129)   0.20 - 7.50          2.49           (544)
                                 ----------   ----------                                    --------
Balance at December 31, 1998...   7,693,771    5,048,224                         1.47       $  7,440
                                 ==========   ==========                                    ========

     As of December 31, 1998, the Company had reserved 12,741,995 shares of common stock for future issuance under the Plans. As of December 31, 1998, 776,371 options outstanding under the Plans had vested and 7,619 shares of common stock acquired under the Plans were subject to the Company's right of repurchase.

     In October 1998, the Board of Directors approved a plan for repricing of stock options under which each employee-holder of outstanding options with an exercise price above the closing price of the Company's stock on October 15, 1998 was permitted to elect to exchange the existing options for new options which would vest monthly over a four year period and the exercise price of which was equal to the closing price of the Company's common stock on October 15, 1998. Sale of shares purchased through exercise of these options was prohibited until April 1, 1999.

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related interpretations.

                                   OPTIONS OUTSTANDING                      VESTED OPTIONS
                         ---------------------------------------        -----------------------
                                          WEIGHTED
                                          AVERAGE       WEIGHTED                       WEIGHTED
                           NUMBER        REMAINING      AVERAGE           NUMBER       AVERAGE
RANGE OF                 OUTSTANDING    CONTRACTUAL     EXERCISE        EXERCISABLE    EXERCISE
EXERCISE PRICES          AT 12/31/98    LIFE (YEARS)     PRICE          AT 12/31/98     PRICE
---------------          -----------    ------------    --------        -----------    --------
     $0.20 - $0.87        4,458,543         9.79         $ .87            308,650       $ 0.38
      1.00 -  5.00          252,173         6.80          1.81            227,302         2.95
      5.12 - 17.00          337,508         8.73          8.52            240,419        10.03
                          ---------         ----         -----            -------       ------
      0.20 - 17.00        5,048,224         9.35          1.47            776,371         4.18
                          =========                                       =======

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                               1998       1997       1996
                                                              -------    -------    -------
Risk-free interest rates....................................     5.2%       5.5%      5.18%
Expected life...............................................  4 years    4 years    4 years
Volatility..................................................      40%        93%        44%
Dividend yield..............................................       0%         0%         0%

     The weighted average expected life was based on the exercise behavior. The weighted average fair value of those options granted in 1998, 1997 and 1996 was $0.65, $5.29 and $10.65 per share, respectively.

     Under SFAS 123, proforma compensation cost is calculated for the fair value of employee's purchase rights under the Company's Employee Stock Purchase Plan, which was estimated using the following assumptions for 1998, 1997 and 1996, respectively:

                                                               1998      1997      1996
                                                              -------   -------   -------
Volatility..................................................      40%       93%       44%
Risk-free interest rates....................................    4.33%     3.57%     3.75%
Expected life...............................................  2 years   2 years   2 years
Dividend yield..............................................       0%        0%        0%

     Based on the above assumptions, the weighted average fair value per share of those purchase rights granted in 1998, 1997 and 1996 was $1.05, $2.03 and $3.36, respectively.

     At December 31, 1998, the Company had two stock-based compensation plans, which are described above. As the Company applies APB Opinion 25 and related interpretations in accounting for its plans, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Had compensation cost for the Company's two stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                        1998        1997       1996
                                                      --------    --------    -------
Net loss                  as reported.............    $(18,651)   $(16,184)   $(2,437)
                          pro forma...............     (19,105)    (17,004)    (2,670)
Basic and dilutive loss
  per share               as reported.............    $  (1.01)   $  (0.94)   $ (0.17)
                          pro forma...............       (1.03)      (0.98)     (0.18)

     The above pro forma effects on net loss may not be representative of the effects in future years as option grants typically vest over several years and are generally granted each year.

7.  INCOME TAXES

     The components of the provision for income taxes for 1998, 1997 and 1996 were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1997      1996
                                                              -----    ------    ------
Current:
  Federal, state and Other..................................  $ 50     $   5     $(116)
  Foreign...................................................   199        86        95
                                                              ----     -----     -----
                                                              $249     $  91     $  21
                                                              ====     =====     =====

     The principal items accounting for the difference between income taxes computed at the United States statutory rate and the provision for income taxes is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998       1997      1996
                                                          -------    -------    -----
U.S. federal statutory benefit at 34%...................  $(7,110)   $(5,460)   $(821)
State benefit, net of U.S. federal income tax effect....     (201)       (77)     (51)
Tax credits.............................................   (1,090)      (648)      (6)
Foreign withholding taxes...............................      164         57       95
In-process research and development.....................       --      2,328       --
Other...................................................      287        171       43
Unbenefited net operating loss and credits..............    8,199      3,720      761
                                                          -------    -------    -----
                                                          $   249    $    91    $  21
                                                          =======    =======    =====

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets for federal and state income taxes are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Net operating loss carryforwards............................  $ 13,000    $ 6,449
Research credits............................................     2,592      1,277
Capitalized research and development........................     1,558        368
Other temporary differences.................................      (128)       727
                                                              --------    -------
  Total deferred tax assets.................................    17,022      8,821
Valuation allowance for deferred tax assets.................   (17,022)    (8,821)
                                                              --------    -------
  Net deferred tax assets...................................  $     --    $    --
                                                              ========    =======

     The Company has established a valuation allowance to the extent of its deferred tax assets due to the uncertainty of utilization against future operating income. During the years ended December 31, 1998 and 1997, the Company's valuation allowance increased by $8,201 and $4,483, respectively.

     As of December 31, 1998, the Company, including certain pooled entities, had federal and California net operating loss carryforwards of approximately $37,981 and $3,013, respectively. The Company also had Federal and California research and development tax credit carryforwards of $1,635 and $957, respectively. The net operating loss and credit carryforwards will expire at various dates from 1999 through 2013, if not utilized.

     Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Approximately $1,500 of such operating losses are already subject to such limitations.

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

9.  RELATED PARTY TRANSACTIONS

     At December 31, 1997, the Company held a note receivable of $90, with interest at 8.0% per annum, from an executive officer issued in connection with the purchase of common stock under incentive and non-qualified stock option plans. The note was repaid during 1998.

10.  INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

     The Company has adopted Statement of Financial Accounting Standards No. 131, ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 supercedes Statement of Financial Accounting Standards No. 14, or SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Management uses one measurement of profitability for its business. The Company's software products and related services are developed and marketed to support data warehouses. The Company markets its products and related services to customers in the United States, Canada, Latin America, Europe and Asia Pacific.

     Revenues and long-lived-asset information by geographic area as of and for the year ended:

                                                                          LONG-LIVED
                                                              REVENUES      ASSETS
                                                              --------    ----------
                                                                  (IN THOUSANDS)
December 31, 1998:
  United States.............................................  $33,404       $4,751
  International.............................................   18,686          724
                                                              -------       ------
  Total.....................................................  $52,090       $5,475
                                                              =======       ======
December 31, 1997:
  United States.............................................  $38,503       $5,013
  International.............................................   12,888          703
                                                              -------       ------
  Total.....................................................  $51,391       $5,716
                                                              =======       ======
December 31, 1996:
  United States.............................................  $26,801       $1,652
  International.............................................    9,366          372
                                                              -------       ------
  Total.....................................................  $36,167       $2,024
                                                              =======       ======

     No customer accounted for more than 10 percent of the Company's total revenues in the years ended December 31, 1998, 1997 and 1996.

11.  ACQUISITIONS

     On July 1, 1997, the Company completed the acquisition of Object Software Pty. Limited ("Object") by issuing an aggregate of 258,621 shares of its Common Stock and $160 in cash. The transaction was completed in connection with the acquisition by a wholly-owned Australian subsidiary of the Company of certain of Object's assets pursuant to an Asset Purchase Agreement entered into on July 1, 1997 between the Company, the Company's wholly-owned Australian subsidiary, Object and Object's major shareholder. The transaction has been accounted for as a purchase and results of operations subsequent to the acquisition date have been consolidated with the Company. At December 31, 1998 and 1997, accumulated amortization of the purchased intangibles, including goodwill was $323, and $108, respectively.

     Consideration for the acquisition was allocated as follows:

Total consideration paid....................................  $    1,240
Fair value of assets acquired (principally cash)............         164
                                                              ----------
Goodwill....................................................  $    1,076
                                                              ==========

     On July 21, 1997, the Company issued an aggregate of 1,143,613 shares of its Common Stock and paid an aggregate of $1,250 in cash in connection with the acquisition by the Company of QDB Solutions, Inc., a Massachusetts corporation ("QDB"). The acquisition was accounted for as a purchase through the merger of a wholly-owned subsidiary of the Company with and into QDB pursuant to an Agreement and Plan of Reorganization entered into on July 21, 1997 between the Company, the Company's wholly-owned subsidiary,

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

QDB and the shareholders of QDB. The results of operations subsequent to the acquisition date have been consolidated with the Company. At December 31, 1998 and 1997, accumulated amortization of the purchased goodwill was $74, and $37, respectively.

     Consideration for the acquisition was allocated as follows:

Total consideration paid....................................  $    7,409
Fair value of assets acquired...............................       7,210
                                                              ----------
Goodwill....................................................  $      199
                                                              ==========

     Net assets acquired consisted primarily of in-process technology ($7,200), existing technology and furniture and fixtures, less liabilities assumed.

     Pro-forma results of operations from both acquisitions would not have been material to the Company's 1997 loss.

     On July 22, 1997, the Company purchased certain technology from the Peregrine/Bridge Transfer Corporation for $1,300 in pre-paid royalties. Additionally, the Company may be obligated to make an additional $2,700 in royalty payments not to exceed $4,000 in the aggregate. The royalty payments are payable 45 days after the end of each of the Company's fiscal quarters. Under the terms and conditions of this agreement, the Company has not paid any royalties as of December 31, 1998. Assets acquired consisted almost exclusively of purchased in-process technology.

     On January 30, 1998, the Company completed the acquisition of CFI by issuing approximately 2,877,500 shares of common stock in exchange for all outstanding common stock of CFI. The transaction was accounted for as a pooling of interests. CFI designs, markets, integrates, and supports enterprise customer relationship management software for the financial services industry, primarily banking. All financial data of the Company has been restated to include the historical financial information of CFI. Accumulated earnings for CFI at the time of revocation of its S corporation were reclassified to additional paid-in-capital in accordance with SEC Topic 4-B. Pro-forma tax expense for the year ended December 31, 1997 has not been presented as it was not material.

     Costs associated with the merger were charged to expense as incurred and were not significant.

                             PRISM SOLUTIONS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     On May 13, 1998, the Company completed the acquisition of STI by issuing approximately 544,000 shares of common stock in exchange for all outstanding common stock of STI. The transaction was accounted for as a pooling of interests. STI, a specialist in data warehousing solutions for the healthcare industry, offers application-specific bundled solutions and methodology and consulting services for the healthcare industry. All financial data of the Company has been restated to include the historical financial information of STI.

     The following data includes the revenues and net loss of each of the companies for the years ended December 31, 1997 and 1996.

                                                  YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 1997   DECEMBER 31, 1996
                                               -----------------   -----------------
Revenues:
  Prism......................................      $ 43,433             $30,424
  CFI........................................         3,514               2,082
  STI........................................         4,444               3,661
                                                   --------             -------
  Combined...................................      $ 51,391             $36,167
                                                   ========             =======
Net Income (loss):
  Prism......................................      $(16,152)            $(1,839)
  CFI........................................            49                 539
  STI........................................           (81)             (1,137)
                                                   --------             -------
  Combined...................................      $(16,184)            $(2,437)
                                                   ========             =======

     Costs associated with the merger were charged to expense as incurred and were not significant.

NOTE 12.  PROPOSED ACQUISITION AND LIQUIDITY

     During the year ended December 31, 1998, the Company utilized cash flows from operations and incurred a net operating loss. In recognition of these matters, the Company undertook a plan in the third quarter to reduce its headcount to balance its expenses with projected revenues. In addition, the Company entered into a merger agreement with Ardent Software, Inc., the closing of which is subject to certain conditions. The accompanying financial statements have been prepared on the basis of a going concern and do not include any adjustments that might result if the Company's plans, consisting principally of the merger with Ardent Software, Inc., are not completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements -- see Index to Consolidated Financial Statements at Item 8 on page 16 of this Report.

     2. Financial Statement Schedule:

        Schedule II -- Valuation and Qualifying Accounts is filed on page 40 of this Report on Form 10-K.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

        The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14(a) is filed on page 17 of this Report on Form 10-K.

     3. Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Report:

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
 2.01     Agreement and Plan of Merger by and between Prism Solutions,
          Inc., a Delaware corporation, and Prism Solutions, Inc., a
          California corporation, and material exhibits thereto.(1)
 3.01     Company's Certificate of Incorporation(1)
 3.02     Company's Amendment of Certificate of Incorporation(1)
 3.03     Company's Certificate of Designation(1)
 3.04     Company's Certificate of Retirement(1)
 3.05     Company's Bylaws(1)
 4.01     Amended and Restated Investor Rights Agreement dated
          December 19, 1994(1)
10.01     Company's 1992 Stock Option Plan(1)(2)
10.02     Company's 1996 Equity Incentive Plan, as amended
          (incorporated by reference to Exhibit 4.01 to the Company's
          Registration Statement on Form S-8 filed August 11,
          1997(1)(2)
10.03     Company's 1996 Directors Stock Option Plan(1)(2)
10.04     Company's 1996 Employee Stock Purchase Plan(1)(2)
10.05     Company's 401(k) Plan(1)(2)
10.06     Employment Agreement dated as of March 27, 1992 between
          Registrant and James W. Ashbrook(1)(2)
10.7      Form of Indemnity Agreement to be entered into by Registrant with each of its directors and executive officers
          (incorporated by reference to Exhibit 10.18 to the Form
          SB-2)
10.8      Lease Agreement between Francisco Berrueta and Registrant, dated as of February 1995(1)

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
10.9      Lease from Smallbone & Co. (Devizes) Limited to Registrant, dated as of February 1996(1)
10.10     Modification to Lease Agreement between Francisco Berrueta and Registrant, dated as of March 1996 (incorporated by
          reference to Exhibit 10.24 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1996 ("the 1996
          10-K"))
10.11     Employment Agreement dated as of January 22, 1997 between
          Registrant and Warren M. Weiss, incorporated by reference to
          Exhibit 10.25 to the 1996 10-K (2)
10.12     Employment Agreement dated as of April 14, 1997 between
          Registrant and Earl C. Charles(2), incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1997
10.13     Employment Agreement dated as of September 29, 1998 between
          Registrant and Michael O. Hunt (incorporated by reference to
          Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998(2)
10.14     Agreement and Plan of Merger and Reorganization dated as of
          November 19, 1998 by and among Ardent Software, Inc.,
          Aquarius Acquisition Corp. and Prism Solutions, Inc.
          (incorporated by reference to Exhibit 2.1 to Ardent
          Software, Inc.'s Form S-4/A, filed on March 23, 1999. File
          Number 333-73267).
16.01     Letter on change in independent auditors(1)
21.01     List of Registrant's subsidiaries
23.01     Consent of PricewaterhouseCoopers LLP, Independent
          Accountants
27.01     Financial Data Schedule

---------------
(1) Incorporated by reference to the exhibit with the same number in the Company's Registration Statement on Form SB-2 (File No. 33-1180-LA), declared effective March 14, 1996.

(2) Management contract or compensatory plan

(b) Reports on Form 8-K -- No current reports on Form 8-K were filed in the fiscal quarter ended December 31, 1998

(c) Exhibits: the Company hereby files as part of this Report the exhibits listed in Item 14(a)(3) as set forth above

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   CHARGED TO   CHARGED                     BALANCE
                                           BEGINNING    COSTS AND    TO OTHER                    AT END
                                           OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS(1)   OF PERIOD
                                           ----------   ----------   --------   -------------   ---------
Year ended December 31, 1996
  Allowance for doubtful accounts........   $356,000     $140,031          --     $ 95,707      $400,324
Year ended December 31, 1997
  Allowance for doubtful accounts........   $400,324     $353,527          --     $105,098      $648,753
Year ended December 31, 1998
  Allowance for doubtful accounts........   $649,000     $253,000          --     $ 85,000      $481,000

------------------------
(1) Deductions represent accounts receivables written off during 1996, 1997, and 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRISM SOLUTIONS, INC.
                                          (Registrant)

Date: March 25, 1999
                                          By:      /s/ WARREN M. WEISS
                                            ------------------------------------
                                                      Warren M. Weiss
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ WARREN M. WEISS                          President, Chief          March 25, 1999
-----------------------------------------------------  Executive Officer and Director
                   Warren M. Weiss                      (Principal Executive Officer)

                 /s/ EARL C. CHARLES                     Vice President, Finance and    March 25, 1999
-----------------------------------------------------  Administration, Chief Financial
                   Earl C. Charles                          Officer and Secretary
                                                          (Principal Financial and
                                                             Accounting Officer)

                /s/ JAMES W. ASHBROOK                       Chairman of the Board       March 25, 1999
-----------------------------------------------------
                  James W. Ashbrook

                  /s/ KEVIN A. FONG                               Director              March 25, 1999
-----------------------------------------------------
                    Kevin A. Fong

                 /s/ FLOYD E. KVAMME                              Director              March 25, 1999
-----------------------------------------------------
                   E. Floyd Kvamme

                  /s/ PROMOD HAQUE                                Director              March 25, 1999
-----------------------------------------------------
                    Promod Haque

               /s/ NANCY J. SCHOENDORF                            Director              March 25, 1999
-----------------------------------------------------
                 Nancy J. Schoendorf

               /s/ NORRIS VAN DEN BERG                            Director              March 25, 1999
-----------------------------------------------------
                 Norris van den Berg

                                EXHIBIT INDEX


EXHIBIT
  NO.                               EXHIBIT
-------                             -------
 2.01     Agreement and Plan of Merger by and between Prism Solutions,
          Inc., a Delaware corporation, and Prism Solutions, Inc., a
          California corporation, and material exhibits thereto.(1)
 3.01     Company's Certificate of Incorporation(1)
 3.02     Company's Amendment of Certificate of Incorporation(1)
 3.03     Company's Certificate of Designation(1)
 3.04     Company's Certificate of Retirement(1)
 3.05     Company's Bylaws(1)
 4.01     Amended and Restated Investor Rights Agreement dated
          December 19, 1994(1)
10.01     Company's 1992 Stock Option Plan(1)(2)
10.02     Company's 1996 Equity Incentive Plan, as amended
          (incorporated by reference to Exhibit 4.01 to the Company's
          Registration Statement on Form S-8 filed August 11,
          1997(1)(2)
10.03     Company's 1996 Directors Stock Option Plan(1)(2)
10.04     Company's 1996 Employee Stock Purchase Plan(1)(2)
10.05     Company's 401(k) Plan(1)(2)
10.06     Employment Agreement dated as of March 27, 1992 between
          Registrant and James W. Ashbrook(1)(2)
10.7      Form of Indemnity Agreement to be entered into by Registrant with each of its directors and executive officers
          (incorporated by reference to Exhibit 10.18 to the Form
          SB-2)
10.8      Lease Agreement between Francisco Berrueta and Registrant, dated as of February 1995(1)

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
10.9      Lease from Smallbone & Co. (Devizes) Limited to Registrant, dated as of February 1996(1)
10.10     Modification to Lease Agreement between Francisco Berrueta and Registrant, dated as of March 1996 (incorporated by
          reference to Exhibit 10.24 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1996 ("the 1996
          10-K"))
10.11     Employment Agreement dated as of January 22, 1997 between
          Registrant and Warren M. Weiss, incorporated by reference to
          Exhibit 10.25 to the 1996 10-K (2)
10.12     Employment Agreement dated as of April 14, 1997 between
          Registrant and Earl C. Charles(2), incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1997
10.13     Employment Agreement dated as of September 29, 1998 between
          Registrant and Michael O. Hunt (incorporated by reference to
          Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998(2)
10.14     Agreement and Plan of Merger and Reorganization dated as of
          November 19, 1998 by and among Ardent Software, Inc.,
          Aquarius Acquisition Corp. and Prism Solutions, Inc.
          (incorporated by reference to Exhibit 2.1 to Ardent
          Software, Inc.'s Form S-4/A, filed on March 23, 1999. File
          Number 333-73267).
16.01     Letter on change in independent auditors(1)
21.01     List of Registrant's subsidiaries
23.01     Consent of PricewaterhouseCoopers LLP, Independent
          Accountants
27.01     Financial Data Schedule

---------------
(1) Incorporated by reference to the exhibit with the same number in the Company's Registration Statement on Form SB-2 (File No. 33-1180-LA), declared effective March 14, 1996.

(2) Management contract or compensatory plan

(b) Reports on Form 8-K -- No current reports on Form 8-K were filed in the fiscal quarter ended December 31, 1998

(c) Exhibits: the Company hereby files as part of this Report the exhibits listed in Item 14(a)(3) as set forth above